Form 10-Q
period 1994-01-01
HUDSON FOODS INC
filed 1994-02-11
CIK 786617

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____ SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  January 1, 1994
                              --------------------------------
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____ SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                              ----------------  --------------
                   Commission file number   1-9050
                   --------------------------------
                   HUDSON FOODS, INC.
- --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
       DELAWARE                                 71-0427616
- ---------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)
         1225 Hudson Road, Rogers, Arkansas         72756
- --------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)
                              (501) 636-1100
- --------------------------------------------------------------
            (Registrant's telephone number, including area code)
                            Not Applicable
- ----------------------------------------------------------------
     (Former name, former address and former fiscal year,
      if changed since last report.)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No
                                       ----  ----
           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                Yes    No
                                                   ----  ----
                  APPLICABLE ONLY TO CORPORATE ISSUERS:
  As of February 3, 1994 Hudson Foods, Inc. had 7,715,688 shares of $0.01 par value Class A Common Stock outstanding and 8,502,052 shares of $0.01 par value Class B Common Stock outstanding.
PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
            HUDSON FOODS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     (DOLLARS IN THOUSANDS)
(Table)
(Caption)
                                                                      January 1,      October 2,
                                                                         1994            1993
                                                                                    As restated.
                                                                                    (See note 2)
[S]                                                                [C]              [C]
                 ASSETS
Current assets:
  Cash and cash equivalents                                            $3,607          $3,891
  Receivables, net                                                     63,104          57,452
  Inventory:
    Field inventory                                                    37,243          35,247
    Feed, eggs and other                                               20,973          21,318
    Finished products                                                  55,295          59,932
  Other                                                                15,177           7,275
                                                                   ----------       ---------
Total current assets                                                  195,399         185,115
                                                                   ----------       ---------
Property, plant and equipment, net of accumulated
 depreciation ($105,746 and $101,337)                                 203,012         205,613
Excess cost of investment, net                                         15,666          15,807
Other assets                                                            9,379           9,968
                                                                   ----------       ---------
Total assets                                                         $423,456        $416,503
                                                                   ==========       =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                        $5,500       $     --
  Current portion of long-term obligations                              5,181           5,085
  Accounts payable                                                     31,170          31,555
  Accrued liabilities                                                  30,919          33,198
  Deferred income taxes                                                11,466          11,466
                                                                   ----------       ---------
Total current liabilities                                              84,236          81,304
                                                                   ----------       ---------
Long-term obligations                                                  88,451          88,985
                                                                   ----------       ---------
Deferred income taxes and deferred gain                                70,902          72,312
                                                                   ----------       ---------
Stockholders' equity:
Common stock:
 Class A, $.01 par value, issued  8,638,592 and 8,630,407                  86              86
 Class B, $.01 par value, issued and outstanding, 8,502,052 shares         85              85
Additional capital                                                     87,734          87,638
Retained earnings                                                     103,378          97,727
Treasury stock, at cost (933,854 and 958,358 Class A shares)          (11,416)        (11,634)
                                                                   ----------       ---------
Total stockholders' equity                                            179,867         173,902
                                                                   ----------       ---------
Total liabilities & stockholders' equity                             $423,456        $416,503
                                                                   ==========       =========
[/TABLE]
The accompanying notes are an integral part of the condensed consolidated financial statements

                 HUDSON FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  For the Three Months Ended
                                                  January 1,       January 2,
                                                     1994             1993
                                                                   As restated
                                                                   (See note 2)

Sales                                                $250,292         $231,691
                                                  -----------      -----------
Costs and expenses:
  Cost of sales                                       212,646          203,352
  Selling                                              19,257           14,145
  General and administrative                            6,474            4,811
                                                  -----------      -----------
  Total costs and expenses                            238,377          222,308
                                                  -----------      -----------
Operating income                                       11,915            9,383
Other expense                                           1,829            2,456
                                                  -----------      -----------
Income before income taxes                             10,086            6,927
Income tax expense                                      3,991            2,654
                                                  -----------      -----------
Net income                                             $6,095           $4,273
                                                  ===========      ===========
Earnings per share:
  Primary                                                $.37             $.30
                                                  ===========      ===========
  Fully diluted                                          $.36             $.29
                                                  ===========      ===========
Dividends declared per share:
  Class A common                                        $.030            $.030
                                                  ===========      ===========
  Class B common                                        $.025            $.025
                                                  ===========      ===========
Weighted average number of common and
  common equivalent shares outstanding:
  Primary                                          16,534,420       14,345,842
                                                  ===========      ===========
  Fully diluted                                    17,364,706       17,973,612
                                                  ===========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements

                 HUDSON FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                   For the Three Months Ended
                                                  January 1,       January 2,
                                                     1994             1993
                                                                   As restated
                                                                   (See note 2)
Operations:
  Net income                                          $6,095           $4,273
  Items reflected in net income
    not requiring cash:
      Depreciation                                     5,175            5,301
      Amortization                                       272              347
      Deferred gain                                     (694)            (159)
      Deferred income taxes                             (193)              69
      Other                                              (36)             --
  Changes in operating assets and liabilities        (13,755)           8,613
                                                  -----------      ----------
  Cash flows provided by (used for) operations        (3,136)          18,444
                                                  -----------      ----------
Investments:
  Purchase of property, plant and equipment           (6,469)          (9,195)
  Disposition of property, plant and equipment, net     3,895             318
  Proceeds from sale-leaseback agreements                 --           19,167
  Other                                                  457            1,526
                                                  -----------      ----------
  Cash flows provided by (used for) investments       (2,117)          11,816
                                                  -----------      ----------
Financing:
  Addition (reduction) to notes payable                5,500          (15,000)
  Reduction of long-term obligations                    (437)            (792)
  Dividends                                             (444)            (379)
  Exercise of stock options and other                    350             (101)
                                                  -----------      ----------
  Cash flows provided by (used for) financing          4,969          (16,272)
                                                  -----------      ----------
Increase (Decrease) in cash                             (284)          13,988

Cash and cash equivalents at beg. of period            3,891            3,949
                                                  -----------      ----------
Cash and cash equivalents at end of period            $3,607          $17,937
                                                  ===========      ==========
Supplemental cash flow information:
  Interest paid                                       $1,381           $1,039
  Income taxes paid                                   $6,747           $2,128

The accompanying notes are an integral part of the condensed consolidated financial statements

              HUDSON FOODS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements for the periods ended January 1, 1994 and January 2, 1993 include, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations and cash flows for such periods. Results for the three-month period ended January 1, 1994 are not necessarily indicative of the results which will be realized for the year ending October 1, 1994. The annual report for the year ended October 2, 1993 contains additional information which should be read in conjunction with these financial statements.

2. Accounting Change-Income Taxes. Beginning in fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires that deferred income tax liabilities and assets be recognized for differences between the tax basis of assets and liabilities and their financial reporting amounts, measured by using presently enacted tax laws and rates. The Company elected to apply the provisions of SFAS 109 retroactively to September 28, 1986. As a result, a deferred tax liability and a corresponding increase in property, plant and equipment of $13,535,000 was recognized for the difference between the assigned values and the tax basis of assets and liabilities previously acquired in 1986 (Corbett Enterprises, Inc.), 1987 (Thies Companies, Inc.) and 1990 (Pierre Frozen Foods, Inc.). The adoption of SFAS 109 did not effect net income since increases in depreciation expense, due to adjustments for prior business combinations, were offset by the amortization of the deferred income taxes. Net property, plant and equipment and deferred income taxes as of October 2, 1993 were each increased by $8,234,000 from the amounts previously reported to give effect to the retroactive adoption of SFAS 109. Additionally, the statement of operations for the three-month period ended January 2, 1993 has been restated to increase cost of sales and decrease income tax expense by $206,000.

               HUDSON FOODS, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Consolidated income tax expense (benefit) for the three-month periods ended January 1, 1994 and January 2, 1993 consists of the following (in thousands of dollars):


                                    1994      1993
Current:
     Federal                       $3,804    $2,303
     State                            380       282
 Deferred:
     Federal                         (175)       86
     State                            (18)      (17)
                                   -------   -------
Total                              $3,991    $2,654
                                   =======   =======

A reconciliation of the statutory federal income tax rate with the effective income tax rate for the three-month periods ended January 1, 1994 and January 2, 1993 is as follows:

                                   1994            1993



Federal income tax rate            35.0%           34.0%
State income taxes, net
  of federal tax benefit            3.5             3.6
Nondeductible items
  related to business
  combinations, net                  .5
  1.6
Jobs/research tax credits           (.2)           (2.1)
Other                                .8             1.2
                                  ------          ------
Effective income tax rate          39.6%
 38.3%

                                  ======          ======

               HUDSON FOODS, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An analysis of the Company's net current and long-term deferred tax assets and liabilities at October 2, 1993 is as follows (in thousand of dollars):




                                 Asset



(Liability)
Current:
Inventory                     $(13,346)
Allowance for doubtful
  accounts                         530
Accrued liabilities              1,026
Other                                324
                              --------
Total current deferred
  income taxes                $(11,466)
                              =========

Long-term:
Property, plant and
  equipment                   $(22,806)
Change from the cash basis
  to the accrual basis of
  accounting in 1988 for
 the

  "Family Farm" subsidiaries   (38,159)
Other                           (1,616)
                              ---------
Total long-term deferred
  income taxes                $(62,581)
                              =========

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of January 1, 1994, and the related condensed consolidated statements of operations for the three month periods ended January 1, 1994, and January 2, 1993, and the condensed consolidated statements of cash flows for the three month periods ended January 1, 1994 and January 2, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 2, 1993, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated November 2, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 2, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As described in note 2, in fiscal 1994 the Company changed its method of accounting for income taxes.

Coopers & Lybrand

Tulsa, Oklahoma
January 23, 1994

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                           GENERAL

Hudson Foods, Inc. is a poultry producer and food processor.  The
Company's profitability is affected by finished product prices, the price of feed grains and other factors.

The Company's selling prices for some chicken and turkey products are influenced by industry commodity market prices. However, since many factors are involved in pricing, commodity market prices should only be used as a general indicator of the Company's selling prices.

For the first three months of fiscal 1994, average commodity broiler and turkey market prices were up 3 cents per pound and 5 cents per pound, respectively, from the averages for the first three months of fiscal 1993.

Inflation has not materially affected sales or cost of sales during the current and prior year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

             FIRST QUARTER OF FISCAL 1994 COMPARED WITH
                  FIRST QUARTER OF FISCAL 1993.

Sales increased $18.6 million for the first quarter of fiscal 1994 from the same period of fiscal 1993. The sales increase was primarily due to higher volumes of chicken and portioned entree products and higher selling prices for some chicken products.

     Chicken volume increased primarily due to the Company's

     entrance into new international markets.

     Portioned entree volume increased primarily due to new product lines and new customers.


Total poultry sales volume increased to 201.4 million dressed pounds, representing 60.8% of total sales dollars. This compares with the fiscal 1993 first quarter total of 193.1 million dressed pounds, which was 62.5% of total sales dollars.

Processed meat sales volume, some of which included poultry raw materials, was 57.0 million and 52.8 million pounds for the first quarter of fiscal 1994 and fiscal 1993, respectively.

Cost of sales increased $9.3 million for the first quarter of fiscal 1994 from the same period of fiscal 1993. The cost of sales increase was primarily due to increased volume and higher feed and ingredient costs.

The Company's gross profit percentage increased 2.8% for the first quarter of fiscal 1994 from the same period of fiscal 1993 primarily due to increased selling prices for some chicken products and increased operating efficiencies.

Selling and general and administrative expenses as a percentage of sales were 10.3% and 8.2% for the first quarter of fiscal 1994 and fiscal 1993, respectively. Selling expenses increased in the areas of commissions, rebates, advertising, distribution, demonstration, new product development and storage expenses primarily related to new products and increased international sales. General and administrative expenses were up as a result of incentive compensation accruals.

Other expense is composed of interest expense and interest income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                     FINANCIAL CONDITION
At January 1, 1994, working capital was $111.2 million compared with $103.8 million at October 2, 1993 and the current ratio was
2.32 to 1 and 2.28 to 1 at January 1, 1994 and October 2, 1993, respectively. Working capital increased, in part, due to:
1) increased accounts receivable as a result of sales to new customers and sales of new products and 2) increased other current assets due to insurance claim receivables resulting from fire losses. These increases were somewhat offset by a decrease in total inventories.

Beginning in fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires that deferred tax liabilities and assets be recognized for any difference between the tax basis of assets and liabilities and their financial reporting amounts measured by using presently enacted tax laws and rates. The Company elected to apply the provisions of SFAS 109 retroactively to September 28, 1986. As a result, the Company restated the October 2, 1993 balance sheet as follows: 1) property, plant and equipment cost increased $13.5 million, 2) accumulated depreciation increased $5.3 million and 3) deferred income taxes increased $8.2 million. (See note 2 of the condensed consolidated financial statements.)

The Company's capital budget for fiscal 1994 contemplates aggregate capital expenditures of approximately $50 million to upgrade and/or expand current production facilities and related equipment. The capital expenditures have been and will be financed by operations, borrowings under the Company's credit agreement and/or lease arrangements. Additionally, the Company also plans to build a new chicken complex and is now researching alternative sites.

For the first three months of fiscal 1994 and 1993, the Company had capital expenditures of $6.5 million and $9.2 million, respectively. Those expenditures were primarily for upgrading and expanding production facilities and related equipment.

The Company uses the farm price method of inventory valuation for income tax reporting which results in current deferred income taxes for financial reporting. The Company anticipates that it will be able to maintain its inventory at current levels and accordingly, does not expect a significant portion of the current deferred income tax to be paid in the near future. At January 1, 1994, current deferred income taxes relating to the farm price method were $13.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                    FINANCIAL CONDITION (CONTINUED)

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. The Company's line of credit, which expires September 30, 1996, provides for aggregate borrowings or letters of credit up to $100 million. The credit agreement, among other things, limits the payment of dividends to $2.5 million in any fiscal year and limits annual capital expenditures. It also requires the maintenance of minimum working capital and tangible net worth, and requires that working capital and debt-to-equity ratios be maintained at certain levels. At January 1, 1994, the Company had available credit lines of $87.3 million. The Company had short-term debt borrowed under the line of $5.5 million and had outstanding letters of credit of $7.2 million.

                 PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.
          Not Applicable.

Item 2.   Changes in Securities
          Not Applicable.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          Not Applicable.

Item 5.   Other Information
          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit    Description of Exhibit       Sequentially
          Number                                  Numbered Page


          4a         Trust indenture 8%           Incorporated by
                     convertible subordin-        reference from
                     ated debentures due          Registration
                     2006                         Statement No.
                                                  33-8889

          4c         Restated Certificate         Incorporated by
                     of Incorporation of          reference from
                     Hudson Foods, Inc.,          Registration
                     Section 4                    Statement No.
                                                  33-15274

          11         Calculation of earnings      16
                     per share

          15         Letter regarding unaudited   17
                     interim financial
                     information


     (b)  Reports on Form 8-K.
               Not applicable.

                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Hudson Foods, Inc.

Date  2-4-94        Michael T. Hudson
                    President

Date  2-4-94        Charles B. Jurgensmeyer
                    Chief Financial Officer

         Exhibit 11 - EARNINGS PER SHARE CALCULATION
         HUDSON FOODS INC. AND SUBSIDIARIES
        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                           JANUARY 1,      JANUARY 2,
                                              1994            1993
Net income                                     $6,095          $4,273
Interest on convertible
  subordinated debentures
  net of income taxes                             217             930
                                           ----------      ----------
Adjusted net income                            $6,312          $5,203
                                           ==========      ==========
Primary earnings per share:
Weighted average number of
  common shares outstanding                16,191,741      13,988,414
Weighted average number of
  common shares contingently
  issuable                                      --             35,603
Common stock equivalents:
  Dilutive options                            342,679         321,825
                                           ----------      ----------
Weighted average number of
  common and common equivalent
  shares                                   16,534,420      14,345,842
                                           ==========      ==========
Primary earnings per share                       $.37            $.30
                                           ==========      ==========
Fully diluted earnings
  per share:
Weighted average number of
  common shares outstanding                16,191,741      13,988,414
Weighted average number of
  common shares contingently
  issuable                                       --            35,603
Common stock equivalents:
  Dilutive options                            342,679         470,493
Convertible subordinated
  debentures                                  830,286       3,479,102
                                           ----------      ----------
Weighted average number of
  common and common equivalent
  shares                                   17,364,706      17,973,612
                                           ==========      ==========
Fully diluted earnings per
  share                                          $.36           $ .29
                                           ==========      ==========

                         February 8, 1994



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Hudson Foods, Inc.
                         Registration on Forms S-8

We are aware that our report dated January 23, 1994 on our review of the interim financial information of Hudson Foods, Inc. for the period ended January 1, 1994, and included in this Form 10-Q is incorporated by reference in the Company's registration statement on Form S-8 (File nos. 33-7261, 33-27738 and 33-36690). Pursuant
to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





Coopers & Lybrand