Form 10-Q
period 1994-01-01
HUDSON FOODS INC
filed 1994-02-16
CIK 786617

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
                --------------------------------

                       HUDSON FOODS, INC.
 --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       DELAWARE                                 71-0427616
 ---------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)

        1225 Hudson Road, Rogers, Arkansas         72756
 --------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)

                         (501) 636-1100
 --------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
        HUDSON FOODS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (DOLLARS IN THOUSANDS)

                                                                           January 1,      October 2,
                                                                              1994            1993
                                                                                          As restated.
                                                                                          (See note 2)
          ASSETS
Current assets:
  Cash and cash equivalents                                                    $3,607         $3,891
  Receivables, net                                                             63,104         57,452
  Inventory:
    Field inventory                                                            37,243         35,247
    Feed, eggs and other                                                       20,973         21,318
    Finished products                                                          55,295         59,932
  Other                                                                        15,177          7,275
                                                                           ----------      ---------
Total current assets                                                          195,399        185,115
                                                                           ----------      ---------
Property, plant and equipment, net of accumulated
 depreciation ($105,746 and $101,337)                                         203,012        205,613
Excess cost of investment, net                                                 15,666         15,807
Other assets                                                                    9,379          9,968
                                                                            ---------     ----------
Total assets                                                                 $423,456       $416,503
                                                                            =========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                $5,500       $     --
  Current portion of long-term obligations                                      5,181          5,085
  Accounts payable                                                             31,170         31,555
  Accrued liabilities                                                          30,919         33,198
  Deferred income taxes                                                        11,466         11,466
                                                                           ----------      ---------
Total current liabilities                                                      84,236         81,304
                                                                           ----------      ---------

Long-term obligations                                                          88,451         88,985
                                                                           ----------      ---------

Deferred income taxes and deferred gain                                        70,902         72,312
                                                                           ----------      ---------

Stockholders' equity:
Common stock:
 Class A, $.01 par value, issued8,638,592 and 8,630,407                            86             86
 Class B, $.01 par value, issued and outstanding, 8,502,052 shares                 85             85
Additional capital                                                             87,734         87,638
Retained earnings                                                             103,378         97,727
Treasury stock, at cost (933,854 and 958,358 Class A shares)                  (11,416)       (11,634)
                                                                           ----------      ---------

Total stockholders' equity                                                    179,867        173,902
                                                                           ----------      ---------

Total liabilities & stockholders' equity                                     $423,456       $416,503
                                                                            =========     ==========

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

Inflation has not materially affected sales or cost of sales during the current and prior year.
                                        9

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

     (a)  Exhibits

          Exhibit    Description of Exhibit       Sequentially
          Number                                  Numbered Page


          4a         Trust indenture 8%           Incorporated by
                     convertible subordin-        reference from
                     ated debentures due          Registration
                     2006                         Statement No.
                                                  33-8889

          4c         Restated Certificate         Incorporated by
                     of Incorporation of          reference from
                     Hudson Foods, Inc.,          Registration
                     Section 4                    Statement No.
                                                  33-15274

          11         Calculation of earnings      Document 2
                     per share                    Page 1

          15         Letter regarding unaudited   16
                     interim financial
                     information


     (b)  Reports on Form 8-K.
               Not applicable.

                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Hudson Foods, Inc.

Date  2-8-94
                                                   Michael T. Hudson
                                                   President

Date  2-8-94                                       Charles B. Jurgensmeyer
                                                   Chief Financial Officer

                                  Schedule 15
                                        February 8, 1994



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