Form 10-Q
period 1994-04-02
HUDSON FOODS INC
filed 1994-04-29
CIK 786617

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____ SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  April 2, 1994
                              --------------------------------
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____ SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
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
                                                Yes    No
                                                   ----  ----
                  APPLICABLE ONLY TO CORPORATE ISSUERS:
  As of April 26, 1994 Hudson Foods, Inc. had 7,755,418 shares of $0.01 par value Class A Common Stock outstanding and 8,502,052 shares of $0.01 par value Class B Common Stock outstanding.

PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                    April 2,    October 2,
                                                      1994         1993
                                                               As restated.
                                                               (See note 2)
ASSETS

Current assets:
  Cash and cash equivalents                        $  3,352    $  3,891
  Receivables, net                                   61,873      57,452
  Inventory:
    Field inventory                                  39,926      35,247
    Feed, eggs and other                             20,046      21,318
    Finished products                                65,953      59,932
  Other                                              18,505       7,275
                                                   ________    ________
Total current assets                                209,655     185,115
                                                   ________    ________
Property, plant and equipment, net
 of accumulated depreciation of
 $110,873 & $101,337                                207,648     205,613
Excess cost of investment, net                       15,525      15,807
Other assets                                         10,327       9,968
                                                   ________    ________
Total assets                                       $443,155    $416,503
                                                   ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                    April 2,    October 2,
                                                      1994         1993
                                                               As restated.
                                                               (See note 2)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                    $ 22,300    $   --
  Current portion of long-term debt                   5,054       5,085
  Accounts payable                                   29,875      31,555
  Accrued liabilities                                33,481      33,198
  Deferred income taxes                              11,466      11,466
                                                   ________    ________
Total current liabilities                           102,176      81,304
                                                   ________    ________
Long-term obligations                                86,438      88,985
                                                   ________    ________
Deferred income taxes & deferred gain                70,425      72,312
                                                   ________    ________
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000 shares
      authorized; issued 8,677,872 and 8,630,407
      shares                                             87          86
    Class B, $.01 par value; 40,000,000 shares
      authorized; issued & outstanding
      8,502,052 shares                                   85          85
    Additional capital                               88,054      87,638
    Retained earnings                               107,306      97,727
    Treasury stock, at cost (933,854 &
      958,358 Class A shares)                       (11,416)    (11,634)
                                                   ________    ________
Total stockholders' equity                          184,116     173,902
                                                   ________    ________
Total liabilities & stockholders' equity           $443,155    $416,503
                                                   ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  For the                 For the
                             Three Months Ended       Six Months Ended
                             April 2,  April 3,     April 2,  April 3,
                              1994       1993        1994      1993
                                      As restated             As restated
                                      (See note 2)            (See note 2)
Sales                        $256,327  $220,148     $506,619  $451,839
                             ________  ________     ________  ________
Costs and expenses:
  Cost of sales               222,284   192,589      434,930   395,941
  Selling                      18,839    16,701       38,096    30,846
  General & administrative      6,122     5,132       12,596     9,943
                             ________  ________     ________  ________
  Total costs and expenses    247,245   214,422      485,622   436,730
                             ________  ________     ________  ________
Operating income                9,082     5,726       20,997    15,109
Other expense                   1,717     2,576        3,546     5,032
                             ________  ________     ________  ________
Income before income taxes      7,365     3,150       17,451    10,077
Income tax expense              2,993     1,289        6,984     3,943
                             ________  ________     ________  ________
Net income                   $  4,372  $  1,861     $ 10,467   $ 6,134
                             ========  ========     ========  ========
Earnings per share:
  Primary                       $0.26     $0.12        $0.63     $0.41
                             ========  ========     ========  ========
  Fully diluted                 $0.26     $0.13        $0.63     $0.43
                             ========  ========     ========  ========
Dividends per share:
  Class A common                $.030     $.030        $.060     $.060
                             ========  ========     ========  ========
  Class B common                $.025     $.025        $.050     $.050
                             ========  ========     ========  ========
Weighted average number of
common and common equivalent
shares outstanding:
  Primary                  16,615,447 15,745,411  16,556,886  15,036,161
                           ========== ==========  ==========  ==========
  Fully diluted            17,458,340 16,549,439  17,430,625  16,430,536
                           ========== ==========  ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                   For the Six Months Ended
                                                      April 2,  April 3,
                                                       1994       1993
                                                                As restated
                                                                (See note 2)
Operations:
  Net income                                         $10,467     $6,134
  Items reflected in net income
    not requiring cash:
      Depreciation                                    10,535     10,663
      Amortization                                       547        774
      Deferred gain                                   (1,388)      (843)
      Deferred income taxes                             (385)       308
      Interest expense on 14% Debentures                --        1,227
      Other                                              (44)      --
  Changes in operating assets & liabilities          (26,339)    (8,285)
                                                     ________    _______
  Cash flows provided by (used for) operations        (6,607)     9,978
                                                     ________    _______
Investments:
Purchase of property, plant & equipment              (16,483)   (16,957)
Disposition of property, plant and equipment, net      3,707     21,044
Other                                                   (624)     1,762
                                                     ________   ________
Cash flows provided by (used for) investments        (13,400)     5,849
                                                     ________   ________
Financing:
  Addition (reduction) to notes payable               22,300     (7,600)
  Addition to long-term obligations                     --        3,370
  Reduction of long-term obligations                  (2,578)   (12,894)
  Dividends                                             (888)      (821)
  Exercise of stock options and other                    634        433
                                                     ________   ________
Cash flows provided by (used for) financing           19,468    (17,512)
                                                     ________   ________
Decrease in cash                                        (539)    (1,685)
Cash and cash equivalents at beg. of period            3,891      3,949
                                                     ________   ________
Cash and cash equivalents at end of period           $ 3,352     $2,264
                                                     ========   ========
Supplemental cash flow information:
  Interest paid                                       $3,701     $3,471
  Income taxes paid                                   $9,476     $3,650

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

              HUDSON FOODS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements for the periods ended April 2, 1994 and April 3, 1993 include, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations and cash flows for such periods. Results for the three and six month periods ended April 2, 1994 are not necessarily indicative of the results which will be realized for the year ending October 1, 1994. The annual report for the year ended October 2, 1993 contains additional information which should be read in conjunction with these financial statements.

2. Accounting Change-Income Taxes. Beginning in fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires that deferred income tax liabilities and assets be recognized for differences between the tax basis of assets and liabilities and their financial reporting amounts, measured by using presently enacted tax laws and rates. The Company elected to apply the provisions of SFAS 109 retroactively to September 28, 1986. As a result, property, plant and equipment and deferred income taxes as of October 2, 1993 were each increased by $8,234,000 from the amounts previously reported to recognize the difference between the assigned values and the tax basis of assets and liabilities previously acquired in 1986 (Corbett Enterprises, Inc.), 1987 (Thies Companies, Inc.) and 1990 (Pierre Frozen Foods, Inc.). The adoption of SFAS 109 did not effect net income since increases in depreciation expense, due to adjustments for prior business combinations, were offset by the amortization of the deferred income taxes. The statements of operations for the three and six month periods ended April 3, 1993 have been restated to increase cost of sales by $206,000 and $412,000, respectively, and decrease income tax expense by a corresponding amount.

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of April 2, 1994, and the related condensed consolidated statements of operations for the three month and six month periods ended April 2, 1994, and April 3, 1993, and the condensed consolidated statements of cash flows for the six month periods ended April 2, 1994 and April 3, 1993. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
April 25, 1994

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

For the first six months of fiscal 1994, average commodity broiler and turkey market prices were up 3 cents per pound and 4 cents per pound, respectively, from the averages for the first six months of fiscal 1993.

Inflation has not materially affected sales or cost of sales during the current and prior year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

             SECOND QUARTER OF FISCAL 1994 COMPARED WITH
                   SECOND QUARTER OF FISCAL 1993.

Sales increased $36.2 million for the second quarter of fiscal 1994 from the same period of fiscal 1993. The sales increase was primarily due to higher finished product prices and volumes for chicken, turkey, and portioned entree products and higher selling prices for luncheon meat products.

     Chicken volume increased primarily due to the Company's entrance into new international markets.

     Portioned entree volume increased primarily due to new product lines and new customers.


Total poultry sales volume was 193.6 million dressed pounds, representing 59.3% of total sales dollars. This compares with the fiscal 1993 second quarter total of 181.3 million dressed pounds, which was 60.5% of total sales dollars.

Processed meat sales volume, some of which included poultry raw materials, was 59.7 million and 55.0 million pounds for the second quarter of fiscal 1994 and fiscal 1993, respectively.

Cost of sales increased $29.7 million for the second quarter of fiscal 1994 from the same period of fiscal 1993. The cost of sales increase was primarily due to increased volume and higher feed and ingredient costs.

Selling and general and administrative expenses as a percentage of sales decreased to 9.7% from 9.9% for the second quarter of fiscal 1994 and fiscal 1993, respectively. However, total selling expenses increased due to increased commissions, rebates, advertising, distribution, demonstration, new product development and storage expenses primarily related to new products and increased international sales. Also, general and administrative expenses were up as a result of increased incentive compensation accruals.

Other expense for the second quarter of fiscal 1994 is composed of interest expense and interest income. Other expense for the second quarter of fiscal 1993 is composed of interest expense, interest income and $.5 million bond issue and premium costs resulting from the redemption of the Company's 14% Convertible Subordinated Debentures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

             SIX MONTHS OF FISCAL 1994 COMPARED WITH
               SIX MONTHS OF FISCAL 1993.

Sales increased $54.8 million for the first six months of fiscal 1994 from the same period of fiscal 1993. The sales increase was primarily due to higher finished product prices and volumes for chicken and portioned entree products and higher selling prices for luncheon meat products.

     Chicken volume increased primarily due to the Company's entrance into new international markets.

     Portioned entree volume increased primarily due to new product lines and new customers.


Total poultry sales volume was 395.0 million dressed pounds, representing 60.1% of total sales dollars. This compares with total poultry sales volume for the first six months of fiscal 1993 of 374.4 million dressed pounds, which was 61.6% of total sales dollars.

Processed meat sales volume, some of which included poultry raw materials, was 116.7 million and 107.8 million pounds for the first six months of fiscal 1994 and fiscal 1993, respectively.

Cost of sales increased $39.0 million for the first six months of fiscal 1994 from the same period of fiscal 1993. The cost of sales increase was primarily due to increased volume and higher feed and ingredient costs.

Selling and general and administrative expenses as a percentage of sales increased to 10.0% from 9.0% for the first six months of fiscal 1994 and fiscal 1993, respectively. Selling expenses increased in the areas of commissions, rebates, advertising, distribution, demonstration, new product development and storage expenses primarily related to new products and increased international sales. General and administrative expenses were up as a result of incentive compensation accruals.

Other expense for the first six months of fiscal 1994 is composed of interest expense and interest income. Other expense for the first six months of fiscal 1993 is composed of interest expense, interest income and $.5 million bond issue and premium costs resulting from the redemption of the Company's 14% Convertible Subordinated Debentures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                     FINANCIAL CONDITION
At April 2, 1994, working capital was $107.5 million compared with $103.8 million at October 2, 1993 and the current ratio was 2.05 to 1 and 2.28 to 1 at April 2, 1994 and October 2, 1993, respectively. The net increase in working capital is mainly due to an increase in other current assets due to insurance claim receivables resulting from fire losses. The collection time for insurance receivables is longer than the collection time for normal trade receivables.

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

For the first six months of fiscal 1994 and 1993, the Company had capital expenditures of $16.5 million and $17.0 million, respectively. Those expenditures were primarily for upgrading and expanding production facilities and related equipment.

The Company uses the farm price method of inventory valuation for income tax reporting which results in current deferred income taxes for financial reporting. The Company anticipates that it will be able to maintain its inventory at current levels and accordingly, does not expect a significant portion of the current deferred income tax to be paid in the near future. At April 2, 1994, current deferred income taxes relating to the farm price method were $13.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                    FINANCIAL CONDITION (CONTINUED)

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. The Company's line of credit, which expires September 30, 1996, provides for aggregate borrowings or letters of credit up to $100 million. The credit agreement, among other things, limits the payment of dividends to $2.5 million in any fiscal year and limits annual capital expenditures. It also requires the maintenance of minimum working capital and tangible net worth, and requires that working capital and debt-to-equity ratios be maintained at certain levels. At April 2, 1994, the Company had available credit lines of $70.5 million. The Company had short-term debt borrowed under the line of $22.3 million and had outstanding letters of credit of $7.2 million.

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

     (a)  Exhibits

          Exhibit    Description of Exhibit       Sequentially
          Number                                  Numbered Page


          4a         Trust indenture 8%           Incorporated by
                     convertible subordin-        reference from
                     ated debentures due          Registration
                     2006                         Statement No.
                                                  33-8889

          4c         Restated Certificate         Incorporated by
                     of Incorporation of          reference from
                     Hudson Foods, Inc.,          Registration
                     Section 4                    Statement No.
                                                  33-15274

          11         Calculation of earnings      15
                     per share

          15         Letter regarding unaudited   16
                     interim financial
                     information


     (b)  Reports on Form 8-K.
               Not applicable.

                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Hudson Foods, Inc.

Date  4-29-94        Michael T. Hudson
                     President

Date  4-29-94        Charles B. Jurgensmeyer
                     Chief Financial Officer