Form 10-Q
period 1994-07-02
HUDSON FOODS INC
filed 1994-08-01
CIK 786617

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____ SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  July 2, 1994
                              --------------------------------
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____ SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                              ----------------  --------------
                   Commission file number   1-9050
                   --------------------------------
                   HUDSON FOODS, INC.
- - --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
       DELAWARE                                 71-0427616
- - ---------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)
         1225 Hudson Road, Rogers, Arkansas         72756
- - --------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)
                              (501) 636-1100
- - --------------------------------------------------------------
            (Registrant's telephone number, including area code)
                            Not Applicable
- - ----------------------------------------------------------------
     (Former name, former address and former fiscal year,
      if changed since last report.)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ----  ----
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
                                                Yes    No
                                                   ----  ----
                  APPLICABLE ONLY TO CORPORATE ISSUERS:
  As of July 27, 1994 Hudson Foods, Inc. had 7,822,925 shares of $0.01 par value Class A Common Stock outstanding and 8,501,952 shares of $0.01 par value Class B Common Stock outstanding.

PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                               October 2,
                                                                  1993
                                                    July 2,    As restated.
                                                     1994       (See note 2)
                                                   _________   _____________
ASSETS

Current assets:
  Cash and cash equivalents                        $    492    $  3,891
  Receivables, net                                   65,829      57,452
  Inventory:
    Field inventory                                  41,604      35,247
    Feed, eggs and other                             19,348      21,318
    Finished products                                73,642      59,932
  Other                                               7,595       7,275
                                                   ________    ________
Total current assets                                208,510     185,115
                                                   ________    ________
Property, plant and equipment, net
 of accumulated depreciation of
 $115,757 & $101,337                                219,801     205,613
Excess cost of investment, net                       15,385      15,807
Other assets                                          9,810       9,968
                                                   ________    ________
Total assets                                       $453,506    $416,503
                                                   ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                               October 2,
                                                                 1993
                                                    July 2,    As restated.
                                                     1994      (See note 2)
                                                    _______    ____________
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                    $ 13,000    $   --
  Current portion of long-term obligations            5,086       5,085
  Accounts payable                                   35,267      31,555
  Accrued liabilities                                37,089      33,198
  Deferred income taxes                              11,466      11,466
                                                   ________    ________
Total current liabilities                           101,908      81,304
                                                   ________    ________
Long-term obligations                                85,493      88,985
                                                   ________    ________
Deferred income taxes & deferred gain                73,209      72,312
                                                   ________    ________
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000 shares
      authorized; issued 8,730,729 and 8,630,407
      shares                                             87          86
    Class B, $.01 par value; 40,000,000 shares
      authorized; issued & outstanding 8,501,952
      and 8,502,052 shares                                   85          85
    Additional capital                               88,450      87,638
    Retained earnings                               115,690      97,727
    Treasury stock, at cost (933,854 &
      958,358 Class A shares)                       (11,416)    (11,634)
                                                   ________    ________
Total stockholders' equity                          192,896     173,902
                                                   ________    ________
Total liabilities & stockholders' equity           $453,506    $416,503
                                                   ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  For the                 For the
                             Three Months Ended       Nine Months Ended
                                        July 3,               July 3,
                                         1993                   1993
                             July 2,  As restated    July 2,  As restated
                              1994    (See note 2)    1994    (See note 2)
                             _____________________   ____________________

Sales                        $266,773  $224,887     $773,392  $676,726
                             ________  ________     ________  ________
Costs and expenses:
  Cost of sales               224,352   192,794      659,282   588,735
  Selling                      20,223    16,912       58,319    47,759
  General & administrative      6,309     5,320       18,905    15,263
                             ________  ________     ________  ________
  Total costs and expenses    250,884   215,026      736,506   651,757
                             ________  ________     ________  ________
Operating income               15,889     9,861       36,886    24,969
Other expense                   1,442     1,719        4,988     6,751
                             ________  ________     ________  ________
Income before income taxes     14,447     8,142       31,898    18,218
Income tax expense              5,616     3,151       12,600     7,093
                             ________  ________     ________  ________
Net income                   $  8,831  $  4,991     $ 19,298  $ 11,125
                             ========  ========     ========  ========
Earnings per share:
  Primary                       $0.53     $0.30        $1.16     $0.72
                             ========  ========     ========  ========
  Fully diluted                 $0.52     $0.30        $1.14     $0.72
                             ========  ========     ========  ========
Dividends per share:
  Class A common                $.030     $.030        $.090     $.090
                             ========  ========     ========  ========
  Class B common                $.025     $.025        $.075     $.075
                             ========  ========     ========  ========
Weighted average number of
common and common equivalent
shares outstanding:
  Primary                  16,697,370 16,520,604  16,585,355  15,523,779
                           ========== ==========  ==========  ==========
  Fully diluted            17,572,828 17,350,890  17,515,669  15,523,779
                           ========== ==========  ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                               For the Nine Months Ended
                                                              July 3,
                                                               1993
                                                   July 2,   As restated
                                                    1994     (See note 2)
                                               __________________________
Operations:
 Net income                                        $19,298   $11,125
  Items reflected in net income
   not requiring cash:
     Depreciation                                   15,867    16,114
     Amortization                                      813     1,042
     Deferred gain                                  (2,083)   (1,537)
     Deferred income taxes                            (578)      746
     Interest expense on 14% Debentures                 --     1,227
     Other                                             (62)       --
 Changes in operating assets & liabilities         (15,365)  (13,757)
                                                   ________  ________
Cash flows provided by operations                   17,890    14,960
                                                   ________  ________

Investments:
Purchase of property, plant & equipment            (34,075)  (21,489)
Disposition of property, plant and
 equipment, net                                      3,814    23,121
Other                                                 (233)    1,720
                                                   ________  ________
Cash flows provided by (used for) investments      (30,494)    3,352
                                                   ________  ________
Financing:
  Addition (reduction) to notes payable             13,000    (8,300)
  Addition to long-term obligations                     --     3,370
  Reduction of long-term obligations                (3,491)  (13,919)
  Dividends                                         (1,335)   (1,263)
  Exercise of stock options and other                1,031       510
                                                   ________  ________
Cash flows provided by (used for) financing          9,205   (19,602)
                                                   ________  ________
Decrease in cash                                    (3,399)   (1,290)
Cash and cash equivalents at beg. of period          3,891     3,949
                                                   ________  ________
Cash and cash equivalents at end of period         $   492   $ 2,659
                                                   ========  ========
Supplemental cash flow information:
  Interest paid                                     $4,904    $4,892
  Income taxes paid                                $11,615    $5,604
The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

              HUDSON FOODS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements for the periods ended July 2, 1994 and July 3, 1993 include, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations and cash flows for such periods. Results for the three and nine month periods ended July 2, 1994 are not necessarily indicative of the results which will be realized for the year ending October 1, 1994. The annual report for the year ended October 2, 1993 contains additional information which should be read in conjunction with these financial statements.

2. Accounting Change-Income Taxes. Beginning in fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires that deferred income tax liabilities and assets be recognized for differences between the tax basis of assets and liabilities and their financial reporting amounts, measured by using presently enacted tax laws and rates. The Company elected to apply the provisions of SFAS 109 retroactively to September 28, 1986. As a result, property, plant and equipment and deferred income taxes as of October 2, 1993 were each increased by $8,234,000 from the amounts previously reported to recognize the difference between the assigned values and the tax basis of assets and liabilities previously acquired in 1986 (Corbett Enterprises, Inc.), 1987 (Thies Companies, Inc.) and 1990 (Pierre Frozen Foods, Inc.). The adoption of SFAS 109 did not effect net income since increases in depreciation expense, due to adjustments for prior business combinations, were offset by the amortization of the deferred income taxes. The statements of operations for the three and nine month periods ended July 3, 1993 have been restated to increase cost of sales by $206,000 and $618,000, respectively, and decrease income tax expense by a corresponding amount.

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of July 2, 1994 and the related condensed consolidated statements of operations for the three month and nine month periods ended July 2, 1994 and July 3, 1993, and the condensed consolidated statements of cash flows for the nine month periods ended July 2, 1994 and July 3, 1993. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 22, 1994

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

For the first nine months of fiscal 1994, average commodity broiler and turkey market prices were up 3 cents per pound and 4 cents per pound, respectively, from the averages for the first nine months of fiscal 1993.

Inflation has not materially affected sales or cost of sales during the current and prior year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

             THIRD QUARTER OF FISCAL 1994 COMPARED WITH
                   THIRD QUARTER OF FISCAL 1993.

Sales increased $41.9 million for the third quarter of fiscal
1994 from the same period of fiscal 1993. The sales increase was primarily due to higher finished product prices and volumes for chicken, turkey and processed meat products.

     Chicken volume increased primarily due to the Company's entrance into new international markets and sales to new customers.

     Turkey and processed meat volumes increased primarily due to new product lines, increased consumer demand and/or new customers.

Total poultry sales volume was 213.9 million dressed pounds, representing 65.1% of total sales dollars. This compares with the fiscal 1993 third quarter total of 178.9 million dressed pounds, which was 63.3% of total sales dollars.

Processed meat sales volume, some of which included poultry raw materials, was 53.4 million and 48.8 million pounds for the third quarter of fiscal 1994 and fiscal 1993, respectively.

Cost of sales increased $31.6 million for the third quarter of fiscal 1994 from the same period of fiscal 1993. The cost of sales increase was primarily due to increased volume and higher feed and ingredient costs.

Selling and general and administrative expenses as a percentage of sales increased slightly to 10.0% from 9.9% for the third quarter of fiscal 1994 and fiscal 1993, respectively. Selling expenses increased due to increased commissions, rebates, advertising, distribution, demonstration, new product development and storage expenses primarily related to new products and increased international sales. Also, general and administrative expenses were up as a result of increased incentive compensation accruals.

Other expense for the third quarter of fiscal 1994 and fiscal 1993 is composed of interest expense and interest income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

             NINE MONTHS OF FISCAL 1994 COMPARED WITH
                 NINE MONTHS OF FISCAL 1993.

Sales increased $96.7 million for the first nine months of fiscal 1994 from the same period of fiscal 1993. The sales increase was primarily due to higher finished product prices and volumes for chicken and processed meat products and higher selling prices for turkey products.

     Chicken volume increased primarily due to the Company's entrance into new international markets and sales to new customers.

     Processed meat volumes increased primarily due to new product lines, increased consumer demand and/or new customers.

Total poultry sales volume was 608.9 million dressed pounds, representing 61.8% of total sales dollars. This compares with total poultry sales volume for the first nine months of fiscal 1993 of 553.3 million dressed pounds, which was 62.1% of total sales dollars.

Processed meat sales volume, some of which included poultry raw materials, was 170.1 million and 156.6 million pounds for the first nine months of fiscal 1994 and fiscal 1993, respectively.

Cost of sales increased $70.5 million for the first nine months of fiscal 1994 from the same period of fiscal 1993. The cost of sales increase was primarily due to increased volume and higher feed and ingredient costs.

Selling and general and administrative expenses as a percentage of sales increased to 10.0% from 9.3% for the first nine months of fiscal 1994 and fiscal 1993, respectively. Selling expenses increased in the areas of commissions, rebates, advertising, distribution, demonstration, new product development and storage expenses primarily related to new products and increased international sales. Also, general and administrative expenses were up as a result of incentive compensation accruals.

Other expense for the first nine months of fiscal 1994 is composed of interest expense and interest income. Other expense for the first nine months of fiscal 1993 is composed of interest expense, interest income and $.5 million bond issue and premium costs resulting from the redemption of the Company's 14% Convertible Subordinated Debentures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                     FINANCIAL CONDITION
At July 2, 1994, working capital was $106.6 million compared with $103.8 million at October 2, 1993 and the current ratio was 2.05 to 1 and 2.28 to 1 at July 2, 1994 and October 2, 1993, respectively.

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

The Company's capital budget for fiscal 1994 contemplates aggregate capital expenditures of approximately $50 million to upgrade and/or expand current production facilities and related equipment. The capital expenditures have been and will be financed by operations, borrowings under the Company's credit agreement and/or lease arrangements. The Company also plans to build a new chicken complex in Kentucky and is now researching alternative sites. Additionally, during the quarter, the Company broke ground for a beef processing plant in Columbus, Nebraska, that will supply hamburger patties to the Burger King restaurant chain.

For the first nine months of fiscal 1994 and 1993, the Company had capital expenditures of $34.1 million and $21.5 million, respectively. Those expenditures were primarily for upgrading and expanding production facilities and related equipment.

The Company uses the farm price method of inventory valuation for income tax reporting which results in current deferred income taxes for financial reporting. The Company anticipates that it will be able to maintain its inventory at current levels and accordingly, does not expect a significant portion of the current deferred income tax to be paid in the near future. At July 2, 1994, current deferred income taxes relating to the farm price method were $13.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                    FINANCIAL CONDITION (CONTINUED)

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 26, 1994, the Company entered into a $100 million unsecured credit agreement that expires April 26, 1997. The credit agreement, among other things, limits the payment of dividends to $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels for working capital and tangible net worth. It requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25 million and new unsecured short-term debt with parties outside the credit agreement to $20 million.

Also, during the quarter, the Company entered into an unsecured term loan agreement with a financial institution giving the Company the right to borrow up to $50 million by issuing fixed rate senior notes. The company had not borrowed under the agreement at July
2, 1994.  The agreement expires February 24, 1996.

At July 2, 1994, the Company had available credit lines of $79.6 million. The Company had short-term debt borrowed under the line of $13 million and had outstanding letters of credit of $7.4 million.

                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On March 16, 1993, the United States of America, by the Attorney General of the United States acting at the request of the Environmental Protection Agency, filed a complaint against the Company in the United States District Court for the South District of Indiana, Evansville Division, as civil action No. NA 93-19-C, alleging violations of the federal Water Pollution Control Act (the "Act"). The complaint seeks, among other things, a permanent injunction preventing the Company from discharging wastewater from one of its processing facilities, and a civil penalty of up to $25,000 per day for each violation of the Act. The Company's motion to dismiss the complaint was recently denied by the district court. Since this case is at an early stage, it is not possible to estimate the amount of civil penalties or other expenditures, if any, that the Court may award. The Company plans to vigorously contest this matter. Management believes that the outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 2.   Changes in Securities
          Not Applicable.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          Not Applicable.

Item 5.   Other Information
          Not Applicable.















                 PART II - OTHER INFORMATION (CONTINUED)

Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits

          Exhibit    Description of Exhibit       Sequentially
          Number                                  Numbered Page


          4a         Trust indenture 8%           Incorporated by
                     convertible subordin-        reference from
                     ated debentures due          Registration
                     2006                         Statement No.
                                                  33-8889

          4c         Restated Certificate         Incorporated by
                     of Incorporation of          reference from
                     Hudson Foods, Inc.,          Registration
                     Section 4                    Statement No.
                                                  33-15274

          10a        Revolving Credit Agreement
                     by and among Hudson Foods,
                     Inc., Cooperative Centrale
                     Raiffeisen-Boerenleenbank
                     B.A., "Rabobank Nederland,"
                     New York Branch, Bank of
                     America National Trust and
                     Savings Association,
                     Nationsbank of Texas,
                     National Association, Caisse
                     Nationale De Credit Agricole,
                     "Credit Agricole," Harris
                     Trust and Savings Bank and
                     Cooperative Centrale
                     Raiffeisen-Boerenleenbank,
                     B.A., "Rabobank Nederland,"
                     New York Branch, as Agent
                     dated as of April 26, 1994

          10b        Hudson Foods, Inc. Note
                     Purchase Agreement dated as
                     of May 18, 1994, $50,000,000
                     Fixed Rate Senior Notes,
                     Guaranteed by Hudson Farms,
                     Inc.




                 PART II - OTHER INFORMATION (CONTINUED)

          11         Calculation of earnings
                     per share

          15         Letter regarding unaudited
                     interim financial
                     information


    (b)  Reports on Form 8-K.
         Not applicable.

                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Hudson Foods, Inc.

Date  8-01-94        Michael T. Hudson
                     President

Date  8-01-94        Charles B. Jurgensmeyer
                     Chief Financial Officer