Form 10-Q/A
period 1994-04-02
HUDSON FOODS INC
filed 1994-08-09
CIK 786617

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549





                                 FORM 10-Q/A

                  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1994


                       Commission file number 1-9050





                            HUDSON FOODS, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                              71-0427616
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

      1225 Hudson Road, Rogers, Arkansas              72756
    (Address of principal executive offices)        (Zip Code)



                             (501) 636-1100
            (Registrant's telephone number, including area code)

Item 4 of Part II of the Form 10-Q Quarterly Report of Hudson
Foods, Inc. for the quarterly period ended April 2, 1994 is amended to read as follows:

Item 4.  Submission of Matters to a Vote of Security Holders.

At the February 11, 1994 Annual Meeting of Stockholders of Hudson
Foods, Inc., the stockholders elected the following persons to the Company's Board of Directors by the votes indicated below:


                                                   Authority
Name                                For            Withheld

James T. Hudson                     92,137,361      189,362
Michael T. Hudson                   92,137,676      189,047
Charles B. Jurgensmeyer             92,137,386      189,337
Elmer W. Shannon                    92,136,976      189,747
Jerry L. Hitt                       92,135,486      191,237
Kenneth N. May                      92,136,076      190,647
James R. Hudson                     92,134,916      192,807
Jane M. Helmich                     92,135,726      190,997


By 91,343,743 votes for, 513,004 votes against, 489,976 votes abstaining and no broker non-votes, the stockholders granted discretionary authority to the proxies to vote for other matters properly brought before the Annual Meeting. However, no votes were cast pursuant to that authority.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                             HUDSON FOODS, INC.

DATE:  August 9, 1994        By /s/ Michael T. Hudson
                             Michael T. Hudson, President