Form 10-K
period 1994-10-01
HUDSON FOODS INC
filed 1994-11-10
CIK 786617

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended October 1, 1994

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number: 1-9050
                        ------------------------------

                              Hudson Foods, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                                   71-0427616
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

           1225 Hudson Road
           Rogers, Arkansas                                 72756
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (501) 636-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange on
           Title of Each Class                         Which Registered
           -------------------                         ----------------

     Class A Common Stock, $.01 par value        New York Stock Exchange, Inc.
8% Convertible Subordinated Debentures Due 2006  New York Stock Exchange, Inc.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     On November 7, 1994, there were outstanding 8,599,524 shares of the registrant's Class A common stock, $.01 par value, and 8,502,834 shares of the registrant's Class B common stock, $.01 par value. The Class B common stock is not registered or publicly traded, and its transferability is restricted.

     The aggregate market value of the 8,018,450 shares of Class A common stock held by non-affiliates of the registrant on November 7, 1994 was $182,419,738. The aggregate market value of the 2,834 shares of Class B common stock held by non-affiliates of the registrant on November 7, 1994 was $64,474, assuming that each share of Class B common stock has a market value equal to a share of Class A common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for Annual Meeting of Stockholders, February 10, 1995 and Adjournments (certain portions incorporated by reference into Part III)

================================================================================

PART I

Items 1 and 2.  Business and Properties.
                -----------------------

                                  THE COMPANY

Background

     General. Hudson Foods, Inc. ("Hudson" or the "Company") was organized in 1972 by James T. Hudson to purchase a broiler processing plant in Noel, Missouri and other related assets from the Ralston Purina Company. The Company's poultry operations grew in subsequent years through a series of acquisitions including an integrated turkey operation in 1979 and a major poultry company in 1986 which doubled Hudson's size and made it one of the nation's ten largest poultry producers. Between 1987 and 1990 the Company expanded into luncheon meats with the acquisitions of three established regional brands: Ohse(R), Schweigert(R) and Roegelein(R). In 1990, the Company entered the market for frozen portioned entrees through the acquisition of Pierre Frozen Foods, Inc. ("Pierre") and expanded those operations in 1992 with the purchase of an additional manufacturing plant.

     Executive Offices. The Company's executive offices are located at 1225 Hudson Road, Rogers, Arkansas 72756. The Company's telephone number is (501) 636-1100.


                                   BUSINESS

General

     Hudson is a major U.S. producer of further-processed poultry and meat products. The Company was established in 1972 as a regional poultry company selling commodity-type products. Through sales growth and product line expansion, Hudson has grown into one of the country's largest domestic poultry producers. The Company's product lines and their percentage of total sales for fiscal 1994 were: chicken, 51.2%; portioned entrees, 16.9%; luncheon meats, 15.8%; turkey, 10.9%; and other products, 5.2%. The Company's products are marketed nationwide to club store chains, fast-food chains and full-service restaurants, retail supermarket chains, prepared food companies, and various institutional customers.


Products, Marketing and Customers

     The following table sets forth for the periods indicated the net sales of each of the Company's major product lines.

                                  Fiscal Year Ended
                   ----------------------------------------------
                     Oct. 3, 1992   Oct. 2, 1993   Oct. 1, 1994
                      (53 weeks)     (52 weeks)     (52 weeks)
                   ----------------------------------------------
                                   (In millions)
Chicken /(1)/......     $412.9         $454.9        $  533.4
Portioned entrees..      106.8          143.5           175.5
Luncheon meats.....      151.9          159.9           164.7
Turkey /(1)/.......       78.2          100.6           113.2
Other..............       59.4           61.6            54.0
                        ------         ------        --------
   Total Sales.....     $809.2         $920.5        $1,040.8
                        ------         ------        --------

- --------------------
/(1)/ The sales figures for chicken and turkey do not include poultry products processed and sold as luncheon meats and portioned entrees.


    The following table sets forth for the periods indicated the net sales to each of the Company's customer groups.

                                            Fiscal Year Ended
                             --------------------------------------------
                               Oct. 3, 1992   Oct. 2, 1993   Oct. 1, 1994
                                (53 weeks)     (52 weeks)     (52 weeks)
                             --------------------------------------------
                                               (In millions)
Foodservice and club stores..     $441.8         $538.0       $  580.5
Retail.......................      290.0          307.3          381.0
Other........................       77.4           75.2           79.3
                                  ------         ------       --------
   Total sales...............     $809.2         $920.5       $1,040.8
                                  ======         ======       ========

    Chicken. The Company offers a wide variety of further-processed chicken products for convenient preparation and consumption at home and in restaurants. The Company's principal further-processed products are individually frozen boneless and bone-in chicken pieces, breaded and fried chicken breast patties, chicken breast tenderloins, chicken nuggets, buffalo-style wings and chicken cordon bleu. These products are sold primarily to club stores under the Hudson(R) brand name.

    In addition to further-processed products, Hudson sells ice-packed and chill-packed fresh chicken parts and whole birds. The Company's chill-packed products are marketed under the Hudson brand name. Hudson's ice-packed products are sold in bulk to small and medium-sized food retailers and franchisees of fast food chains directly and through independent distributors.

    Portioned Entrees. The Company's portioned entrees consist of a full line of portion-controlled products including fried and flame-broiled hamburgers, sausage patties and links, country-fried steak, chicken nuggets and chicken patties, meal kits and related products. These products are distributed nationwide to club store chains and foodservice customers such as restaurants, employee cafeterias, colleges and universities, and health-care facilities. The Company is also one of the nation's largest processors of United States

Department of Agriculture ("USDA") commodity beef and pork into further-processed products for school lunch programs. In addition, the portioned entree division sells to vending machine operators and sandwich makers that service convenience stores.

    Luncheon Meats. The Company's luncheon meats division produces a line of further-processed meat products including luncheon meats, wieners, sausage, hams and bacon. Its principal customers consist of retail supermarket chains, cooperative supermarket warehouses and club store chains, together with foodservice customers such as restaurants, schools and other vendors. Products are marketed under the Ohse, Schweigert and Roegelein brand names as well as various private labels.

    Turkey. Hudson is both a grower and seller of whole turkeys and a supplier of further-processed turkey products, including smoked turkey, turkey sausage, turkey pastrami, turkey salami, turkey bologna and turkey ham sold under the Hudson brand name. The Company markets individually packaged whole turkeys, both fresh and frozen, during seasonal peaks under the Hudson brand name and private label. The Company's further-processed turkey products are sold primarily to retail grocery chains, delicatessens, institutional foodservice customers and club store chains.

    Export Sales. The Company has established a sales office and distribution center in Gdynia, Poland and a sales office in Moscow, Russia. Exports accounted for 5.8% of the Company's total sales during fiscal 1994.

    Major Customers. The Company's sales to Wal-Mart Stores, Inc. ("Wal-Mart") in fiscal 1994 constituted approximately 17.7% of total sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1994. However, due to recent agreements, the Company believes that sales to the Burger King system will increase significantly in fiscal 1995. The loss of either of these customers may have a material adverse effect on the Company.


Production and Facilities

    Chicken. The Company's chicken operations include breeding, hatching, rearing, ingredient procurement, feed formulation and milling, veterinary and other technical services, and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chickens which have the capability of laying eggs. The Company transfers the eggs to its hatcheries. The newly hatched broiler chicks are then delivered to independent contract growers or Company owned farms where they are raised until they reach processing weight, usually within seven weeks. During the growout period, the Company provides growers with feed and other items, as well as supervisory and technical assistance. The broilers are then transported by the Company's trucks to its processing plants.

    During fiscal 1994 the Company processed approximately 4.3 million chickens per week, yielding approximately 775 million pounds of dressed chicken for the year. In addition, from time to time the Company purchases chicken from outside sources.

    The Company operates six chicken processing plants devoted to various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. These processing plants are located in Hope, Arkansas; Berlin, Maryland; Noel, Missouri; Albertville, Alabama; Dexter, Missouri; and Corydon, Indiana. It operates six feed mills, seven broiler hatcheries and four protein facilities.

    On October 12, 1994, Hudson entered into a five-year, cost-plus supply agreement with Boston Chicken, a franchisor and operator of food service stores specializing in complete meals featuring rotisserie roasted chicken. The agreement provides for Boston Chicken to purchase 100% of the capacity of two Hudson chicken processing plants. One plant in Dexter, Missouri will be expanded to process approximately 650,000 chickens per week and is expected to begin production for Boston Chicken in the spring of 1995. The other plant will be part of an integrated chicken processing complex to be built near Henderson, Kentucky. The Henderson plant is expected to begin production for Boston Chicken in the spring of 1996, with initial production averaging 325,000 chickens per week. When the Henderson plant reaches full capacity, scheduled for 1998, its production is expected to average 1.3 million chickens per week.

    Portioned Entrees. The Company produces its portion controlled products at plants in Cincinnati, Ohio and Caryville, Tennessee which have annual production capacity of approximately 100 million pounds. The Company purchases its raw materials of beef and pork, and some poultry products, from outside sources.

    Luncheon Meats. The Company produces luncheon meats, wieners and sausage products at two plants, one in Topeka, Kansas, and one in Albert Lea, Minnesota. All hams and bacon for the division are produced at the Company's plant in Wichita, Kansas. The three plants' annual production capacity for processed meat products is approximately 170 million pounds. The Company purchases its raw materials of beef and pork, and some poultry products, from outside sources.

    Turkey. The Company operates two turkey processing facilities in Springfield, Missouri one of which is a further-processing plant. These facilities have an annual capacity to produce 140 million pounds of turkey products.

    Beef. The Company is nearing completion of a hamburger processing plant in Columbus, Nebraska. The Burger King system has committed to purchase for a multi-year period a majority of the capacity of this facility. These sales will be made to the Burger King system at a formula price plus raw material costs.
In addition, the Company is a minority co-investor with the Burger King Corporation and SBS Processing, Inc. in a second hamburger plant currently being constructed in Petersburg, Virginia.

    The Company's Hope, Arkansas, Springfield, Missouri and Cincinnati, Ohio facilities are subject to mortgages or deeds of trust.


Competition

    The primary competitive factors in the poultry industry include price, product quality, product development, brand identification and customer service. Hudson's poultry products compete primarily with other integrated poultry companies. Some competitors have greater financial and marketing resources than the Company. Although poultry is relatively inexpensive in comparison with other meats, the Company also competes indirectly with the producers of other meats and fish, as changes in the relative prices of these foods may affect consumer buying patterns.

    The Company's portioned entree division competes with regional and national meat processing companies, some of which are divisions of fully integrated companies. The Ohse, Schweigert and Roegelein brands compete primarily with national and regional meat processing companies. Price and brand name recognition are important factors in the business.


Regulation

    The poultry industry is subject to significant government regulation, particularly in the health and environmental areas by the USDA, the Food and Drug Administration ("FDA") and the Environmental Protection Agency. The Company anticipates increased regulation by the USDA concerning food safety as well as by the FDA regarding the use of medication in feed. The Company's food processing facilities are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of the Company's feed mills. Compliance with applicable regulations has not had a material adverse effect upon the Company's earnings or competitive position in the past, and is not anticipated to have a material adverse effect in the future. Management believes that the Company is in substantial compliance with all applicable laws and regulations relating to the operation of its facilities.

    The Company takes all reasonable precautions to ensure that its flocks are healthy and that its processing plants and other facilities operate in a sanitary and environmentally sound manner. However, events beyond the control of the Company, such as an outbreak of poultry disease in its flocks or the adoption by the government of more stringent environmental regulations, could adversely affect its operations.


Employees and Labor Relations

    As of October 1, 1994, the Company employed 8,911 persons. Generally, the Company believes that relations with its employees are good.


Item 3.  Legal Proceedings.
         -----------------

    On March 16, 1993, the United States of America, by the Attorney General of the United States acting at the request of the Environmental Protection Agency, filed a civil complaint against the Company in the United States District Court for the South District of Indiana, Evansville Division, as civil action No. NA 93-19-C, alleging violations of the Federal Water Pollution Control Act (the "Act"). Subsequently, this action was moved to the Indianapolis Division and assigned Cause No. IP93-0692-C. The complaint seeks, among other things, an injunction preventing the Company from discharging wastewater in violation of the Act from one of its processing facilities, and a civil penalty of up to $25,000 per day for each violation of the Act. A trial has been scheduled to commence in July, 1995. In the event this matter results in an unfavorable outcome, it is not possible to estimate the amount of civil penalties or other expenditures, if any, that the court may award. The Company continues to vigorously contest this matter. Management believes that the outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

    The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations. The Company has, however, in the past paid monetary sanctions for violations of its wastewater discharge permits.

    There can be no assurance that the Company will not experience future regulatory proceedings and lawsuits relating to the environmental impact of its operations. The Company cannot predict what, if any, effect such future proceedings or lawsuits may have on its operations.

    The Company is, at any time, involved in ordinary routine litigation incidental to its business. Such litigation is not considered material to the Company's operations.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    Not applicable.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

                                  COMMON STOCK

    The Company's certificate of incorporation permits the issuance of up to 40,000,000 shares each of Class A common stock, $.01 par value, and Class B common stock, $.01 par value. On November 7, 1994, there were 9,533,378 shares of Class A common stock issued (including 933,854 shares held in treasury) and 8,502,834 shares of Class B common stock issued and outstanding. The Transfer Agent and Registrar for both classes of common stock is Chemical Trust Company of Los Angeles, California.

    The Class A common stock has one vote per share, while the Class B common stock has ten votes per share in all matters submitted to a vote of the Company's stockholders. Except as required by law or the certificate of incorporation, holders of Class A or Class B common stock shall vote together as a single class. Holders of Class A and Class B common stock are entitled to receive such dividends and other distributions as may be determined by the Board of Directors out of any funds of the Company legally available therefor; provided, however, that no dividend may be declared and paid on the Class B common stock unless a dividend is also declared and paid on the Class A common stock, and, in such an event, the dividend per share of Class B common stock may not exceed 90% of the dividend per share of Class A common stock. Certain members of the Hudson family own substantially all of the Class B common stock which concentrates voting control over the Company in James T. Hudson and the Hudson family. The Class B common stock voting power is sufficient to, among other things, approve or prevent extraordinary corporate transactions, such as mergers, consolidations or sales of substantially all of the Company's assets and to elect or remove the members of the Board of Directors.

    Transfer of the Class B common stock may only be made to a "permitted transferee" as defined in the Company's certificate of incorporation, but shares of Class B common stock may be converted by the holder into an equal number of shares of Class A common stock at any time. The Company may not issue additional shares of Class B common stock without the approval of a majority of the votes of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class, except in connection with stock splits and stock dividends. The board of directors and the holders of a majority of the outstanding shares of Class B common stock may approve the conversion of all of the Class B common stock into shares of Class A common stock.

    In the event of a liquidation of the Company, all assets available for distribution after payment of all prior claims would be divided among and paid ratably to the holders of Class A common stock and Class B common stock.

    Subject to any conversion rights of the holders of Class B common stock, holders of Class A and Class B common stock have no preemptive rights to subscribe for or receive any part of the authorized stock of the Company, additional or increased issues of stock of any class or of any obligations convertible into any class or classes of stock. Further, no stockholder has the right to cumulate votes in the election of directors.

    On November 7, 1994, the 8,599,524 shares of Class A common stock then outstanding were held by approximately 1,314 holders of record (excluding persons holding shares in nominee names). The Transfer Agent and Registrar for the Class A common stock is Chemical Trust Company of California in Los Angeles.

    The Company's Class A common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "HFI." The following table sets forth the quarterly high and low sales prices for the Class A common stock as reported on the NYSE.

                                                    High       Low
                                                    ----       ---
          Fiscal 1993
          -----------
          First Quarter.......................     14          7 1/2
          Second Quarter......................     15 3/8     10 3/8
          Third Quarter.......................     13 7/8     10 1/4
          Fourth Quarter......................     11 3/8     10 1/4

          Fiscal 1994
          -----------
          First Quarter.......................     13 1/2     10 5/8
          Second Quarter......................     16 5/8     11 1/8
          Third Quarter.......................     18 3/8     12 3/4
          Fourth Quarter......................     25 1/8     17 7/8

          Fiscal 1995
          -----------
          First Quarter (through November 8)..     24 1/2     20 3/4

     The Class B common stock is not traded on the NYSE or any other exchange, and the Company is not aware of any public market for such shares. On November 7, 1994, 8,502,834 shares of Class B common stock were outstanding; these shares were held by approximately 21 holders of record. James T. Hudson beneficially owns 99.9 percent of the outstanding Class B common stock.

     On October 13, 1994, the Company filed a registration statement with the Securities and Exchange Commission to register 4,600,000 shares of Class A common stock of which 2,500,000 shares are to be newly issued Class A common stock of the Company and 1,500,000 shares (2,100,000 if the underwriters over-allotment is exercised in full) are being offered by certain stockholders of the Company.

                                  DEBENTURES

     In October 1986, the Company sold $70,000,000 in principal amount of 8% convertible subordinated debentures due 2006 (the "Old Debentures"). Each Old Debenture, as issued, could be converted into shares of the Company's common stock. Following the reclassification of the Company's common stock in fiscal 1987, the Old Debentures were convertible only into shares of Class A common stock (herein called "Class A Old Debentures"). During the Company's exchange offer relating to reclassification of its common stock, holders of Class A Old Debentures were given the option of making such Debentures convertible into shares of Class B common stock (herein called "Class B Old Debentures").

     During fiscal 1988, the Company offered the holders of its Old Debentures the option of exchanging those Old Debentures for newly issued 14% convertible subordinated debentures due 2008 (the "New Debentures"). Under the exchange offer, each $1,000 in principal amount of Class A Old Debentures could be exchanged for $650 in principal amount of New Debentures; each $1,000 in principal amount of Class B Old Debentures could be exchanged for $600 in principal amount of New Debentures. The exchange offer was concluded on August 31, 1988. As a result of the exchange offer, there were outstanding on that date $17,410,000 of Class A Old Debentures, $946,000 of Class B Old Debentures and $32,496,000 of New Debentures. Because New Debentures were not exchanged for Old Debentures on a dollar-for-dollar basis, the exchange offer resulted in the retirement of $19,073,000 in principal amount of long-term debt and an extraordinary after-tax gain to the Company of $10,855,000.

     During the second quarter of fiscal 1993, the Company called all of the New Debentures. Approximately 75 percent of the New Debentures were converted to Class A common stock at a conversion price of $12.25 per share, with the remainder exchanged for cash including a 4.8% premium over par. This conversion resulted in a decrease in long-term debt and corresponding increase in stockholders' equity.

     During the fourth quarter of fiscal 1994, the Company called all of the Class A Old Debentures and the Class B Old Debentures. Approximately $8.1 million of Class A Old Debentures were converted into shares of Class A common stock at a conversion price of $21.00 per share during fiscal 1994. By
October 7, 1994, approximately $13.7 million of the Class A Old Debentures were converted to Class A common stock and all $26,000 of the Class B Old Debentures were converted to Class B common stock, with the remainder exchanged for cash including a 1.6% premium over par. This conversion resulted in a decrease in long-term debt and an increase in stockholders' equity in fiscal 1994, and also will result in a decrease in long-term debt and an increase in stockholders equity in fiscal 1995.


                                DIVIDEND POLICY

     The Company's Board of Directors has declared cash dividends every fiscal quarter since the Company's initial public offering in February 1986. Since April 1987, the Board has declared quarterly dividends of $.03 per share of Class A common stock and $.025 per share of Class B common stock. The Company's certificate of incorporation restricts the per share dividends declared and paid on Class B common stock to not more than 90 percent of the per share dividends declared and paid on Class A common stock.

     Payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. Additionally, the Company has entered into certain loan agreements that restrict its ability to pay dividends. The Company's primary credit facility restricts dividend payments to a maximum of $2.75 million in any fiscal year.

Item 6.  Selected Financial Data.
         -----------------------

     The following table sets forth selected consolidated financial data of the Company for each of the last five fiscal years ended October 1, 1994. The information has been derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants. This data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company's fiscal year is a 52- or 53-week period ending each year on the Saturday closest to September 30.

                                                            Fiscal Year Ended (as restated)(1)
                                      --------------------------------------------------------------------------------
                                      Sept. 29, 1990   Sept. 28, 1991   Oct. 3, 1992   Oct. 2, 1993     Oct. 1, 1994
                                        (52 weeks)       (52 weeks)      (53 weeks)     (52 weeks)       (52 weeks)
                                      ---------------  ---------------  -------------  -------------  ----------------
Income Statement Data:
Sales...............................        $666,697         $765,292       $809,243       $920,545        $1,040,840
Cost of sales.......................         606,220          690,316        733,028        802,002           885,248
                                            --------         --------       --------       --------        ----------
Gross profit........................          60,477           74,976         76,215        118,543           155,592
Selling.............................          27,270           37,135         49,907         63,926            78,698
General and administrative..........          16,377           16,645         18,533         20,695            25,755
                                            --------         --------       --------       --------        ----------
Operating income....................          16,830           21,196          7,775         33,922            51,139
Interest............................           7,571            9,073          8,476          7,975             6,152
Other, net..........................          (4,591)          (1,406)        (4,342)           530                --
                                            --------         --------       --------       --------        ----------
Income before income taxes..........          13,850           13,529          3,641         25,417            44,987
Income tax expense..................           5,138            4,987          1,471          9,512            17,995
                                            --------         --------       --------       --------        ----------
Net income..........................        $  8,712         $  8,542       $  2,170       $ 15,905        $   26,992
                                            ========         ========       ========       ========        ==========
Earnings per share:
   Primary..........................        $   0.60         $   0.58       $   0.15       $   1.01        $     1.62
   Fully diluted....................            0.60             0.58           0.15           1.01              1.61
Weighted average shares outstanding:
   Primary..........................          14,621           14,733         14,303         15,751            16,632
   Fully diluted....................          14,621           14,733         14,303         15,751            16,732
Cash dividends per share:
   Class A..........................        $   0.12         $   0.12       $   0.12       $   0.12        $     0.12
   Class B..........................            0.10             0.10           0.10           0.10              0.10
Total dividends paid................           1,537            1,513          1,503          1,706             1,796

Other Financial Data:
Capital expenditures................        $ 32,446         $ 31,326       $ 46,960       $ 21,453        $   49,161
Depreciation and amortization.......          14,346           16,536         17,911         22,943            22,279


Balance Sheet Data:
Working capital.....................        $ 89,822         $ 88,564       $ 81,475       $103,811        $  100,096
Total assets........................         342,269          360,191        402,188        416,503           473,180
Long-term obligations,
  less current portion..............          89,675           97,418        125,695         88,985            75,169
Total stockholders' equity..........         126,005          133,499        134,330        173,902           209,189

(1) Amounts for fiscal years 1990 through 1993 have been restated for the adoption of Statement of Financial Accounting Standards No. 109.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

General

  Historically, the Company's operating results have been heavily influenced by two external factors: the cost to the Company of feed grains and the price received by the Company for its commodity-based finished products. These two factors have fluctuated significantly and independently. Inflation has not materially affected results of operations.

  In recent years the Company has undertaken a business strategy focused largely on the following: increased production and sale of further-processed poultry and other processed food products, and increased sales to larger customers such as club store and fast food chains. This strategy decreased the proportion of feed grain costs in relation to total cost of sales, which reduced the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity poultry price fluctuations. Another result of this strategy has been increased sales to large customers under firm-price or cost-plus contracts utilizing dedicated plant arrangements. Although an increase in feed grain costs or a decrease in finished product prices could have an adverse effect on the Company, management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

  While the Company believes the above factors will result in more predictable and stable profit margins, increased sales to large customers and sales of further-processed products have tended to increase costs relating to commissions, advertising, distribution, demonstration and storage expenses. For example, introductions of new products in fiscal 1992 and 1993 into Sam's Club stores, a division of Wal-Mart ("Sam's Club"), required the Company to sponsor and pay for in-store product demonstrations, thereby increasing selling expenses in those years. Although there can be no assurances, the Company expects that future selling expenses as a percentage of sales will approximate current levels.


Results of Operations
                                         Percentage of Sales
                           -----------------------------------------------
                                          Fiscal Year Ended
                           -----------------------------------------------
                              Oct. 3,1992   Oct. 2,1993    Oct. 1, 1994
                              (53 weeks)    (52 weeks)      (52 weeks)
                              -----------   -----------    ------------
Sales.......................    100.0%        100.0%          100.0%
Cost of sales...............     90.6          87.1            85.1
                                -----         -----           -----
Gross profit................      9.4          12.9            14.9
Selling.....................      6.1           6.9             7.5
General and administrative..      2.3           2.3             2.5
                                -----         -----           -----
Operating income............      1.0           3.7             4.9
Interest....................      1.0           0.9             0.6
Other, net..................     (0.5)          0.1              --
                                -----         -----           -----
Income before income taxes..      0.5           2.7             4.3
Income tax expense..........      0.2           1.0             1.7
                                -----         -----           -----
Net income..................      0.3           1.7             2.6
                                =====         =====           =====

    Fiscal 1994 Compared with Fiscal 1993

    Sales from the Company's operations were $1,040.8 million for fiscal 1994, an increase of $120.3 million, or 13.1%, over fiscal 1993. The sales increase primarily resulted from the following:

    . Chicken sales increased 17.3% to $533.4 million in fiscal 1994 from $454.9 million in fiscal 1993 due to higher finished product prices, a change in the product mix to include additional further-processed and convenience products and a 13.7% increase in volume. The volume increase was primarily due to increased sales in international markets.

    . Portioned entree sales increased 22.3% to $175.5 million in fiscal 1994 from $143.5 million in fiscal 1993 primarily due to higher finished product prices and a 15.8% increase in volume which was primarily due to new sales to the Burger King system and sales of meal kit products.

    . Luncheon meat sales increased 3.0% to $164.7 million in fiscal 1994 from $159.9 million in fiscal 1993 due to higher finished product prices.

    . Turkey sales increased 12.5% to $113.2 million in fiscal 1994 from $100.6 million in fiscal 1993 due to higher finished product prices and sales of additional further-processed products.

    Cost of sales was $885.2 million for fiscal 1994, an increase of $83.2 million, or 10.4%, over fiscal 1993. As a percentage of sales, cost of sales decreased to 85.1% in fiscal 1994 from 87.1% in fiscal 1993 primarily due to a higher percentage of sales of further-processed products and improved operating efficiencies. This improvement was partially offset by a 6.9% increase in feed costs per ton.

    Gross profit was $155.6 million for fiscal 1994, an increase of $37.0 million, or 31.3%, over fiscal 1993. As a percentage of sales, gross profit increased to 14.9% in fiscal 1994 from 12.9% in fiscal 1993 largely due to the improvements described above.

    Selling and general and administrative expenses were $104.5 million in fiscal 1994, an increase of $19.8 million, or 23.4%, over fiscal 1993. As a percentage of sales, selling and general and administrative expenses increased to 10.0% in fiscal 1994 from 9.2% in fiscal 1993. This increase was due to higher advertising, distribution, demonstration, and product handling expenses primarily related to increased international sales, meal kit products and Sam's Club sales. In addition, there was an increase in incentive compensation accruals.

    Operating income was $51.1 million in fiscal 1994, an increase of $17.2 million, or 50.8%, over fiscal 1993. This increase was primarily due to the improvements in the Company's operations as described previously.

    Interest expense was $6.2 million in fiscal 1994, a decrease of $1.8 million, or 22.9%, from fiscal 1993. This decrease was due primarily to the redemption of 14% Convertible Subordinated Debentures in the second quarter of fiscal 1993.


    Fiscal 1993 Compared with Fiscal 1992

    Sales from the Company's operations were $920.5 million for fiscal 1993, an increase of $111.3 million, or 13.8%, over fiscal 1992. The sales increase primarily resulted from the following:

    . Chicken sales increased 10.2% to $454.9 million in fiscal 1993 from $412.9 million in fiscal 1992 due to higher finished product prices, changes in product mix to include additional further-processed and convenience products and a 1.3% increase in volume which was primarily due to new sales to the Burger King system, increased sales to Sam's Club and the

         Company's entrance into new international markets such as Russia and Eastern Europe, Mexico and Central America, Southeast Asia and the Middle East.

    . Portioned entree sales increased 34.4% to $143.5 million in fiscal 1993 from $106.8 million in fiscal 1992 due to higher finished product prices and a 27.8% increase in volume. Volume increased due to increased sales to Sam's Club and sales of new products such as meal kits and sandwiches.

    . Luncheon meat sales increased 5.3% to $159.9 million in fiscal 1993 from $151.9 million in fiscal 1992 due to increased volume of 5.5% which was partially offset by a slight decline in finished product prices.

    . Turkey sales increased 28.6% to $100.6 million in fiscal 1993 from $78.2 million in fiscal 1992 primarily due to a 32.2% increase in volume resulting from late Thanksgiving and Christmas orders placed after fiscal 1992 year-end and also increased sales of further-processed products such as deli turkey breasts. This increase was partially offset by a slight decline in finished product prices.

    Cost of sales was $802.0 million for fiscal 1993, an increase of $69.0 million, or 9.4%, over fiscal 1992. As a percentage of sales, cost of sales decreased to 87.1% in fiscal 1993 from 90.6% in fiscal 1992 primarily due to a higher percentage of further-processed product sales, a 4.2% decrease in feed costs per ton and improved operating efficiencies.

    Gross profit increased to $118.5 million for fiscal 1993, an increase of $42.3 million, or 55.5%, over fiscal 1992. As a percentage of sales, gross profit increased to 12.9% in fiscal 1993 from 9.4% in fiscal 1992 largely due to the improvements described above.

    Selling and general and administrative expenses were $84.6 million in fiscal 1993, an increase of $16.2 million, or 23.6%, over fiscal 1992. As a percentage of sales, selling and general and administrative expenses increased to 9.2% in fiscal 1993 from 8.4% in fiscal 1992. This increase was due to higher commissions, advertising, distribution, demonstration, rebates, storage and product handling expenses relating to Sam's Club sales, meal kit and portioned entree products and increased international sales.

    Operating income was $33.9 million in fiscal 1993, an increase of $26.1 million, or 336.3%, over fiscal 1992. This increase was primarily due to the improvements in the Company's operations discussed above.



Liquidity and Capital Resources

    Working capital at October 1, 1994 was $100.1 million compared with $103.8 million at October 2, 1993 and the current ratio was 1.87 to 1 and 2.28 to 1 at October 1, 1994 and October 2, 1993, respectively. The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $284.4 million on October 1, 1994, compared with $262.9 million on October 2, 1993. Long-term obligations represented 26.4% and 33.8% of total capitalization on October 1, 1994 and October 2, 1993, respectively.

    Notes payable due under the Company's unsecured credit agreements were $16.8 million on October 1, 1994 compared with no outstanding balance on October 2, 1993. Notes payable increased due to the higher levels of capital spending during fiscal 1994. Total long-term obligations decreased $13.8 million as a result of $8.1 million of 8% Convertible Subordinated Debentures being converted into Class A common stock and scheduled long-term debt repayments of $5.7 million.

    Class A common stock and additional capital increased $9.9 million to $97.6 million at October 1, 1994 from $87.7 million at October 2, 1993. The increase was due primarily to $8.1 million of 8% Convertible Subordinated Debentures converted into common stock, stock options exercised under the Company's Stock Option Plan and stock issued under the Company's Employee Stock Purchase Plan (from treasury stock).

    The Company's cash flow provided by operating activities was $36.3 million for fiscal 1994 compared with $29.0 million for fiscal 1993. The increase was due primarily to higher net income.

    For fiscal 1994 and 1993, the Company had capital expenditures of $49.2 million and $21.5 million, respectively. Those expenditures were primarily for upgrading and expanding production facilities and related equipment. The capital expenditures have been financed by operations, borrowings under the Company's credit agreement and/or lease arrangements.

    The Company recently announced plans to build a new chicken complex near Henderson, Kentucky the capacity of which will be dedicated to Boston Chicken. Additionally, during the third quarter of fiscal 1994, the Company began construction of a beef processing plant in Columbus, Nebraska that will supply hamburger patties to the Burger King system. It is expected that during fiscal 1995 capital expenditures for these and other projects will be approximately $94.0 million. To achieve this level of capital expenditures, the Company will be required to obtain waivers from certain lenders. Management believes that such waivers will be obtained. However, there can be no assurance that such waivers will be granted. The capital expenditures will be financed by operations, borrowings under the Company's credit agreements, lease arrangements and proceeds of a proposed offering of Class A common stock announced by the Company following the end of fiscal 1994.

    Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 26, 1994, the Company entered into a $100 million unsecured revolving credit agreement that expires June 30, 1997. At October 1, 1994, the Company had available under this agreement $85.0 million. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will exist if the aggregate outstanding voting power of James T. Hudson and his immediate family in the Company is reduced below 51%.

    On May 18, 1994, the Company entered into an unsecured term loan agreement with a financial institution giving the Company the right to borrow up to $50.0 million of senior notes fixed at a rate to be determined at drawdown. The Company had not borrowed under the agreement at October 1, 1994. The agreement expires February 24, 1996.

    On July 8, 1994, the Company entered into an unsecured short-term line of credit agreement with a financial institution giving the Company the right to borrow up to $10.0 million. The agreement expires June 1, 1995. At October 1, 1994, the Company had $10.0 million, payable on demand, outstanding under this agreement. Additionally, on August 10, 1994, the Company entered into an unsecured short-term line of credit agreement with a financial institution giving the Company the right to borrow up to $10.0 million. Borrowings under this agreement, if any, are due and payable within 30 days. The Company had not borrowed under this agreement at October 1, 1994.


Tax Matters

    The Internal Revenue Service has examined the Company's 1989 and 1990 federal income tax returns and has issued a notice of deficiency asserting additional taxes of $22.4 million and penalties of $5.8 million. If an assessment is ultimately upheld, it will result in the acceleration of previously recorded deferred income taxes. However, since most of the items in dispute relate to the timing of the recognition of income or deductions, a portion of the income taxes for years subsequent to 1990 would be refundable. Management is contesting the notice of deficiency and the case has been docketed for a hearing in early 1995 in federal tax court. Management believes that ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.


Accounting Policies

    Beginning in fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires that deferred tax liabilities and assets be recognized for any difference between the tax basis of assets and liabilities and their financial reporting amounts measured by using presently enacted tax laws and rates. The Company elected to apply the provisions of SFAS 109 retroactively to September 28, 1986.

    The Company uses the farm price method of inventory valuation for income tax reporting which results in current deferred income taxes for financial reporting. The Company anticipates that it will be able to maintain its inventory at current levels and, accordingly, does not expect a significant portion of the current deferred income tax to be paid in the near future.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have audited the consolidated financial statements and the financial statement schedules of Hudson Foods, Inc. and subsidiaries as listed in the index on page 28 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Foods, Inc. and subsidiaries as of October 2, 1993, and October 1, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                            COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
October 26, 1994

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                        OCTOBER 2,
                                                           1993
                                                       (AS RESTATED, OCTOBER 1,
                                                        SEE NOTE 7)     1994
                                                       ------------- ----------
                                                        (DOLLARS IN THOUSANDS)
                        ASSETS
Current assets:
 Cash and cash equivalents............................   $  3,891     $  1,899
 Receivables:
  Trade...............................................     58,441       66,490
  Other...............................................        219          481
                                                         --------     --------
                                                           58,660       66,971
 Less allowance for doubtful accounts.................      1,208        1,463
                                                         --------     --------
                                                           57,452       65,508
 Inventories..........................................    116,497      135,501
 Other................................................      7,275       12,073
                                                         --------     --------
 Total current assets.................................    185,115      214,981
Property, plant and equipment, net....................    205,613      229,050
Excess cost of investment over net assets acquired,
 net..................................................     15,807       15,244
Other assets..........................................      9,968       13,905
                                                         --------     --------
Total assets..........................................   $416,503     $473,180
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable........................................   $     --     $ 16,800
 Current portion of long-term obligations.............      5,085        5,109
 Accounts payable.....................................     31,555       41,188
 Accrued liabilities..................................     33,198       40,581
 Deferred income taxes (Note 7).......................     11,466       11,207
                                                         --------     --------
 Total current liabilities............................     81,304      114,885
                                                         --------     --------
Long-term obligations.................................     88,985       75,169
                                                         --------     --------
Deferred income taxes and deferred gain (Notes 7 and
 9)...................................................     72,312       73,937
                                                         --------     --------
Commitments and contingencies (Note 9)
Stockholders' equity:
 Common stock:
  Class A, $.01 par value, issued 8,630,407 and
   9,233,893 shares...................................         86           92
  Class B, $.01 par value, issued and outstanding
   8,502,052 and 8,501,882 shares.....................         85           85
 Additional capital...................................     87,638       97,505
 Retained earnings....................................     97,727      122,923
                                                         --------     --------
                                                          185,536      220,605
 Treasury stock, at cost (958,358 and 933,854 Class A
  shares).............................................    (11,634)     (11,416)
                                                         --------     --------
 Total stockholders' equity...........................    173,902      209,189
                                                         --------     --------
Total liabilities and stockholders' equity............   $416,503     $473,180
                                                         ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  FOR THE YEARS ENDED
                                            --------------------------------
                                            OCTOBER 3, OCTOBER 2, OCTOBER 1,
                                               1992       1993       1994
                                                (AS RESTATED,
                                                 SEE NOTE 7)
                                            ---------- ---------- ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                    PER SHARE DATA)
Sales......................................  $809,243   $920,545  $1,040,840
Cost of sales..............................   733,028    802,002     885,248
                                             --------   --------  ----------
Gross profit...............................    76,215    118,543     155,592
Selling expenses...........................    49,907     63,926      78,698
General and administrative expenses........    18,533     20,695      25,755
                                             --------   --------  ----------
Operating income...........................     7,775     33,922      51,139
                                             --------   --------  ----------
Other expense (income):
  Interest expense.........................     8,476      7,975       6,152
  Other....................................    (4,342)       530          --
                                             --------   --------  ----------
  Total other expense......................     4,134      8,505       6,152
                                             --------   --------  ----------
Income before income taxes.................     3,641     25,417      44,987
Income tax expense.........................     1,471      9,512      17,995
                                             --------   --------  ----------
Net income.................................  $  2,170   $ 15,905  $   26,992
                                             ========   ========  ==========
Earnings per share:
  Primary..................................     $0.15      $1.01       $1.62
  Fully diluted............................      0.15       1.01        1.61


   The accompanying notes are an integral part of the consolidated financial statements.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                           FOR THE YEARS ENDED
                                   ------------------------------------------
                                    OCTOBER 3,      OCTOBER 2,     OCTOBER 1,
                                       1992            1993           1994
                                   (AS RESTATED, SEE NOTE 7)
                                   ------------    ------------    ----------
                                          (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income......................  $      2,170    $     15,905    $26,992
  Non-cash items included in net
   income:
    Depreciation..................        16,701          21,629     21,246
    Amortization..................         1,210           1,314      1,033
    Deferred income taxes.........           794             171        209
    Other.........................            --          (1,004)    (2,777)
  Changes in assets and
  liabilities:
    Trade and other receivables...        (3,566)        (10,667)    (8,056)
    Inventories...................        (5,748)         (8,461)   (19,004)
    Other.........................         1,452          (3,331)    (4,798)
    Accounts payable..............           452           1,430      9,633
    Accrued liabilities...........        (5,709)         12,021     11,814
                                    ------------    ------------    -------
  Cash flows provided by operating
   activities.....................         7,756          29,007     36,292
                                    ------------    ------------    -------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property, plant and
   equipment......................       (46,960)        (21,453)   (49,161)
  Disposition of property, plant
   and equipment, net.............         3,830           1,262      4,271
  Proceeds from sale-leaseback
   agreements (Note 9)............            --          19,167         --
  Acquisitions of businesses......        (4,701)           (825)        --
  Other...........................        (3,462)            523     (4,407)
                                    ------------    ------------    -------
  Cash flows used for investing
   activities.....................       (51,293)         (1,326)   (49,297)
                                    ------------    ------------    -------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Additions (reductions) to notes
   payable........................        15,000         (15,000)    16,800
  Additions to long-term
   obligations....................        34,631           3,370         --
  Reductions of long-term
   obligations....................        (4,002)        (15,769)    (5,635)
  Dividends.......................        (1,503)         (1,706)    (1,796)
  Exercise of stock options and
   other..........................           164           1,366      1,644
                                    ------------    ------------    -------
  Cash flows provided by (used
   for) financing activities......        44,290         (27,739)    11,013
                                    ------------    ------------    -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.................           753             (58)    (1,992)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD..............         3,196           3,949      3,891
                                    ------------    ------------    -------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD........................  $      3,949    $      3,891    $ 1,899
                                    ============    ============    =======
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the year for:
  Interest, net of amounts
   capitalized....................  $     11,623    $      7,090    $ 6,321
  Income taxes....................         2,815           7,299     13,300

   The accompanying notes are an integral part of the consolidated financial statements.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Following is a summary of significant accounting policies employed by Hudson Foods, Inc. and subsidiaries ("the Company") in the preparation of the consolidated financial statements.

  PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

  CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At October 2, 1993 and October 1, 1994, cash and cash equivalents included temporary cash investments in certificates of deposit, U.S. treasury bills, repurchase agreements and U.S. government agency securities of $12,960,000 and $12,500,000, respectively. Cash equivalents are stated at cost, which approximates market value, and have been used to offset book overdrafts.

  CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from large domestic companies. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company's broad customer base. In fiscal years 1992, 1993 and 1994, one customer accounted for approximately 15.7%, 17.9% and 17.7% of consolidated sales, respectively.

  INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory cost includes the cost of raw materials and all applicable costs of processing.

  PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. When assets are sold or retired, the costs of the assets and the related accumulated depreciation are removed from the accounts and the resulting gains or losses are recognized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Interest costs of approximately $2,874,000, $1,467,000 and $1,702,000 were capitalized during 1992, 1993 and 1994, respectively.

  EARNINGS PER SHARE. Earnings per share are based on the weighted average number of shares outstanding. The primary earnings per share computation assumes that outstanding dilutive stock options were exercised and the proceeds used to purchase common shares. Earnings per share, assuming full dilution, gives effect to the conversion of outstanding convertible debentures and the exercise of dilutive stock options. In addition, 1992 earnings per share include the effect of the contingently issuable shares associated with the acquisition of Pierre Frozen Foods, Inc.

  EXCESS COST OF INVESTMENT OVER NET ASSETS ACQUIRED. The excess cost of investment over net assets acquired is being amortized using the straight-line method over periods ranging from 33 to 40 years. Accumulated amortization was $3,729,000 and $4,244,000 at October 2, 1993 and October 1, 1994, respectively.

  INCOME TAXES. The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 ("SFAS 109"): Accounting for Income Taxes. SFAS 109 utilizes the liability method and deferred income taxes are recorded to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

  FISCAL YEAR. The Company utilizes a 52-53 week accounting period which ends on the Saturday closest to September 30.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORIES

                                                              OCT. 2,  OCT. 1,
                                                                1993     1994
                                                              -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Field inventory--broilers and breeder stock............... $ 26,333 $ 29,248
   Field inventory--turkeys and breeder stock................    8,914   10,432
   Feed, eggs and other......................................   21,318   21,581
   Finished products.........................................   59,932   74,240
                                                              -------- --------
     Total................................................... $116,497 $135,501
                                                              ======== ========

3. PROPERTY, PLANT AND EQUIPMENT

                                                              OCT. 2,  OCT. 1,
                                                                1993     1994
                                                              -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Land...................................................... $ 10,620 $ 10,644
   Buildings and improvements................................  162,606  165,482
   Machinery and equipment...................................  126,505  131,433
   Construction in progress..................................    7,219   42,027
                                                              -------- --------
                                                               306,950  349,586
   Less accumulated depreciation.............................  101,337  120,536
                                                              -------- --------
     Total................................................... $205,613 $229,050
                                                              ======== ========

4. FINANCING ARRANGEMENTS

  The Company's line of credit agreement (the "Agreement"), which expires June 30, 1997, provides for aggregate borrowings or letters of credit up to $100 million. At October 2, 1993, the Company had issued $7.2 million in letters of credit, and at October 1, 1994, had $6.8 million of short-term debt outstanding and had issued $8.2 million in letters of credit. The Agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. At October 2, 1993 and October 1, 1994, $92.8 million and $85.0 million, respectively, was unused under the Agreement.

  On May 18, 1994, the Company entered into an unsecured term loan agreement with a financial institution giving the Company the right to borrow up to $50.0 million of senior notes with a fixed interest rate determined at the date of initial borrowing. The Company had not borrowed under the agreement at October 1, 1994. The agreement expires February 24, 1996.

  On July 8, 1994, the Company entered into an unsecured short-term line of credit agreement with a financial institution giving the Company the right to borrow up to $10.0 million. The agreement expires June 1, 1995. At October 1, 1994, the Company had $10.0 million, payable on demand, outstanding under this agreement. Additionally, on August 10, 1994, the Company entered into an unsecured short-term line of credit agreement with a financial institution giving the Company the right to borrow up to $10.0 million. Borrowings under this agreement, if any, are due and payable within 30 days. The Company had not borrowed under this agreement at October 1, 1994.

5. ACCRUED LIABILITIES

                                                                OCT. 2, OCT. 1,
                                                                 1993    1994
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
   Payroll and benefits........................................ $18,098 $25,173
   Income, property and other taxes............................   4,963   2,455
   Interest....................................................     195     339
   Other.......................................................   9,942  12,614
                                                                ------- -------
     Total..................................................... $33,198 $40,581
                                                                ======= =======

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM OBLIGATIONS

                                                                OCT. 2, OCT. 1,
                                                                 1993    1994
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
   8% Convertible Subordinated Debentures due 2006............. $17,436 $ 9,279
   8.99% Notes payable to an insurance company due March 15,
    1998.......................................................  16,031  15,302
   9.99% Notes payable to an insurance company due April 12,
    1997.......................................................  15,000  15,000
   7.62% Notes payable to an insurance company due Sept. 1,
    2002.......................................................  14,709  13,084
   9.95% Note payable to a bank due June 30, 1999..............   7,800   7,250
   7.20%-7.64% Notes payable to a bank due Sept. 1, 2002.......   9,084   8,084
   7.68% Notes payable to an insurance company due Sept. 1,
    2002.......................................................   5,625   5,000
   8.14% Notes payable to an insurance company due March 15,
    1998.......................................................   5,201   4,980
   Other--6%-9% payable in various maturities through 2002.....   3,184   2,299
                                                                ------- -------
   Total.......................................................  94,070  80,278
   Less current portion of long-term obligations...............   5,085   5,109
                                                                ------- -------
   Long-term obligations....................................... $88,985 $75,169
                                                                ======= =======

  On September 6, 1994, the Company called the 8% convertible subordinated debentures. Bondholders had the option of redeeming their debentures at 101.6% of the stated principle amount plus accrued interest, or converting their debentures into Class A common stock at $21 per share. As of October 1, 1994, the Company had converted $8.1 million of the debentures into 388,388 shares of common stock. Subsequent to October 1, 1994, the Company converted an additional $5.5 million of the debentures into 264,789 shares of common stock and redeemed the remaining $3.8 million, recognizing a $132,000 loss on the extinguishment.

  Certain of the Company's loan agreements require the maintenance of minimum working capital, and that net tangible asset, debt-to-equity and working capital ratios be maintained at specified levels. Also, such loan agreements contain limitations on capital expenditures, additional indebtedness and payment of dividends.

  The fair value of the Company's long-term obligations is based on discounted future cash flows using current interest rates. The fair value of the Company's long-term obligations at October 1, 1994, including current portion, is estimated to be approximately $80.4 million.

  At October 1, 1994, the aggregate amount of long-term obligations which will become due during each of the next five fiscal years is as follows: $5,109,000 in 1995; $5,216,000 in 1996; $20,301,000 in 1997; $22,259,000 in 1998; and
$9,898,000 in 1999.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

  Beginning in fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires that deferred income tax liabilities and assets be recognized for differences between the tax basis of assets and liabilities and their financial reporting amounts, measured by using presently enacted tax laws and rates. The Company elected to apply the provisions of SFAS 109 retroactively to September 28, 1986. As a result, a deferred tax liability and a corresponding increase in property, plant and equipment of $13,535,000 was recognized for the difference between the assigned values and the tax basis of assets and liabilities previously acquired in 1986 (Corbett Enterprises, Inc.), 1987 (Thies Companies, Inc.) and 1990 (Pierre Frozen Foods, Inc.). The adoption of SFAS 109 did not effect net income or earnings per share since increases in depreciation expense, due to adjustments for prior business combinations, were offset by the amortization of the deferred income taxes.

  Consolidated income tax expense for each of the three years in the period ended October 1, 1994 consists of the following:

                                                          FOR THE YEARS ENDED
                                                         ----------------------

                                                         OCT. 3, OCT. 2, OCT. 1,
                                                          1992    1993    1994
                                                         ------  ------  -------
                                                               (DOLLARS IN
                                                               THOUSANDS)
Current provision:
  Federal............................................... $  606 $8,323 $16,067
  State.................................................     71  1,019   1,719
Deferred provision:
  Federal...............................................    707    168     306
  State.................................................     87      2     (97)
                                                         ------ ------ -------
Total income tax expense................................ $1,471 $9,512 $17,995
                                                         ====== ====== =======

  Reconciliations of the statutory federal income tax rate with the effective income tax rate for each of the three years in the period ended October 1, 1994 are as follows:

                                                          FOR THE YEARS ENDED
                                                        -----------------------
                                                        OCT. 3, OCT. 2, OCT. 1,
                                                         1992    1993    1994
                                                        ------- ------- -------
Federal income tax rate................................  34.0%   34.8%   35.0%
State income taxes, net of federal benefit.............   4.0     3.6     2.7
Nondeductible items related to business acquisitions,
 net...................................................    .9      .1      .1
Jobs/research tax credit...............................    --    (2.1)    (.7)
Other..................................................   1.5     1.0     2.9
                                                         ----    ----    ----
Effective income tax rate..............................  40.4%   37.4%   40.0%
                                                         ====    ====    ====

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  An analysis of the Company's net current and long-term deferred tax liabilities (assets) at October 2, 1993 and October 1, 1994 is as follows:

                                                              OCT. 2,  OCT. 1,
                                                                1993    1994
                                                              -------  -------
                                                              (IN THOUSANDS)
Current:
  Inventory.................................................. $13,346  $15,057
  Allowance for doubtful accounts............................    (530)    (563)
  Accrued liabilities........................................  (1,026)  (3,037)
  Other......................................................    (324)    (250)
                                                              -------  -------
    Total current deferred income taxes...................... $11,466  $11,207
                                                              =======  =======
Long-term:
  Property, plant and equipment.............................. $22,806  $27,124
  Change from the cash basis to the accrual basis of
   accounting in 1988 for the "Family Farm" subsidiaries.....  38,159   38,159
  Other......................................................   1,616    1,700
                                                              -------  -------
    Total long-term deferred income taxes.................... $62,581  $66,983
                                                              =======  =======

  The Internal Revenue Service has examined the Company's 1989 and 1990 Federal income tax returns and has issued a notice of deficiency assessing additional taxes of $22.4 million and penalties of $5.8 million. If an assessment is ultimately upheld, it will result in the acceleration of previously recorded deferred income taxes. However, since most of the items in dispute relate to the timing of the recognition of income or deductions, a portion of the income taxes for years subsequent to 1990 would be refundable. Management is contesting the notice of deficiency and the case has been docketed for a hearing in early 1995 in federal tax court. Management believes that ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EMPLOYEE BENEFIT AND COMPENSATION PLANS

  STOCK OPTION PLAN. The 1985 Stock Option Plan (the "Option Plan"), as amended, reserves 1,200,000 and 300,000 shares of the Company's Class A common stock for issuance as incentive stock options and nonqualified stock options, respectively. The Option Plan provides for the grant of options to key employees upon terms and conditions determined by a committee of the Board of Directors.

  Options expire no later than the tenth anniversary of the date of grant, and are exercisable at a price which is at least 100% of the fair market value of such shares on the date of grant (110% in the case of individuals holding at least 10% of the Company's Class A common stock).

  A summary of stock option activity related to the Option Plan for each of the three years in the period ended October 1, 1994 is as follows:

                                               NUMBER                 NUMBER OF
                                                 OF     OPTION PRICE   SHARES
                                               SHARES    PER SHARE   EXERCISABLE
                                               ------   ------------ -----------
Outstanding at September 28, 1991............  797,782  $5.06-$12.31   384,759
                                                                       =======
Granted......................................   21,000  $6.94
Exercised....................................  (31,200) $5.06-$ 7.13
Cancelled....................................  (13,900) $7.00-$10.00
                                              --------
Outstanding at October 3, 1992...............  773,682  $5.06-$12.31   593,105
                                                                       =======
Granted......................................  344,650  $7.56-$10.69
Exercised.................................... (168,805) $5.06-$10.50
Cancelled....................................  (38,600) $6.94-$10.00
                                              --------
Outstanding at October 2, 1993...............  910,927  $6.94-$12.31   569,394
                                                                       =======
Granted......................................      --            --
Exercised.................................... (214,928) $7.00-$12.31
Cancelled....................................   (4,450) $7.13-$10.50
                                              --------
Outstanding at October 1, 1994...............  691,549  $6.94-$10.69   482,309
                                              ========                 =======

  EMPLOYEE STOCK PURCHASE PLAN. The Company has reserved 1,000,000 shares of common stock for purchase under the 1990 Employee Stock Purchase Plan (the "Purchase Plan"), the purpose of which is to make available to eligible employees a means of purchasing shares of the Company's common stock at current market prices. Under the terms of the Purchase Plan, the Company contributes an amount annually, in cash or Class A stock, equal to 15% of the undistributed total of participants' contributions for the past ten years. All full-time employees of the Company (except those owning 10% or more of the Company's Class A stock) are eligible to participate in the Purchase Plan.

  RETIREMENT PLAN. In November 1985, the Company adopted a 401(k) Plan which, as amended, provides for Company matching of 50% of employee contributions not exceeding 4% of the participants' salary. The Company's contribution was $723,000 in 1992; $919,000 in 1993; and $1,168,000 in 1994.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

  The Company leases distribution facilities, transportation and delivery equipment, poultry farms, and other equipment under operating leases expiring during the next five to ten years. Management expects that in the normal course of business the leases will be renewed or replaced by other leases.

  In November and December 1992, under sale-leaseback agreements, the Company sold certain equipment with a net book value of $4.5 million for $19.2 million cash. Annual payments under the operating lease agreements are $3.5 million. The gain of $14.7 million is being amortized over the terms of the leases. At October 2, 1993 and October 1, 1994, the unamortized portion of the deferred gain is included in the balance sheet captions "accrued liabilities" ($2,777,000 for both years) and "deferred income taxes and deferred gain" ($9,731,000 and $6,954,000, respectively).

  Total rental expense (net of amortized gain) was $21,158,000 in 1992; $20,603,000 in 1993; and $23,042,000 in 1994.

  At October 1, 1994, future minimum rental payments required under leases that have initial or remaining noncancellable terms in excess of one year are as follows: $18,727,000 in 1995; $16,762,000 in 1996; $13,619,000 in 1997;
$8,303,000 in 1998; and $4,347,000 in 1999.

  The Company maintains a self-insurance program for employee health care and workman's compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not yet reported.

  On March 16, 1993, the United States of America, by the Attorney General of the United States acting at the request of the Environmental Protection Agency, filed a civil complaint against the Company alleging violations of the Federal Water Pollution Control Act (the "Act"). The complaint seeks, among other things, an injunction preventing the Company from discharging wastewater in violation of the Act from one of its processing facilities, and a civil penalty of up to $25,000 per day for each violation of the Act. A trial has been scheduled to commence in July 1995. In the event this matter results in an unfavorable outcome, it is not possible to estimate the amount of civil penalties or other expenditures, if any, that the court may award. The Company continues to vigorously contest this matter. Management believes that the outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  The Company is involved in litigation incidental to its business. Such litigation is not considered by management to be significant.

10. RELATED PARTY TRANSACTIONS

  Lease payments for transportation equipment made to the Company's chairman amounted to $907,000 in 1992; $936,000 in 1993; and $956,000 in 1994.

  Certain officers and employees of the Company own turkey and broiler farms and enter into grower contracts with the Company which provide for the payment of grower fees. The Company's arrangements with these officers and employees are similar to contracts with unrelated growers and, as such, do not include an ongoing commitment by the Company. Grower fees paid to these officers and employees amounted to $891,000 in 1992; $651,000 in 1993; and $689,000 in 1994.

  At October 2, 1993 and October 1, 1994, other current assets include $215,000 and $217,000, respectively, and other assets include $3,356,000 and $3,933,000, respectively, of accounts and notes receivable from an officer and director and entities controlled by this person.

11. SUBSEQUENT EVENT

  On October 12, 1994, the Company announced plans for a public offering of up to 2,500,000 shares of Class A common stock. The Company's proceeds from the offering are intended to be used for capital expenditures, including the construction of an integrated chicken processing complex near Henderson, Kentucky. Also, the Company announced that certain of its major stockholders will offer up to an additional 2,100,000 shares of Class A common stock. The Company will not receive any proceeds from the sale of the shares by such major stockholders.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.STOCKHOLDERS' EQUITY

                                    COMMON STOCK
                          ----------------------------------
                              CLASS A          CLASS B
                          ---------------- -----------------
                          NUMBER OF        NUMBER OF         ADDITIONAL RETAINED  TREASURY
                           SHARES   AMOUNT  SHARES    AMOUNT  CAPITAL   EARNINGS   STOCK
                          --------- ------ ---------  ------ ---------- --------  --------
                                              (DOLLARS IN THOUSANDS)
Balance at September 28,
 1991...................  6,397,041  $64   8,503,758   $85    $62,277    $82,861  $(11,788)
 Net income.............         --   --          --    --         --      2,170        --
 Stock exchange.........        706   --        (706)   --         --         --        --
 Exercise of stock
  options...............     31,200   --          --    --        180         --        --
 Purchase of common
  stock.................         --   --          --    --         --         --      (124)
 Issuance of stock under
  the Employee Stock
  Purchase Plan.........         --   --          --    --         21         --        87
 Cash dividends:
  Class A $.12 per
   share................         --   --          --    --         --       (652)       --
  Class B $.10 per
   share................         --   --          --    --         --       (851)       --
                          ---------  ---   ---------   ---    -------   --------  --------
Balance at October 3,
 1992...................  6,428,947   64   8,503,052    85     62,478     83,528   (11,825)
 Net income.............         --   --          --    --         --     15,905        --
 Stock exchange.........      1,000   --      (1,000)   --         --         --        --
 Exercise of stock
  options...............    168,805    2          --    --      1,193         --        --
 Contingent payment for
  1990 acquisition......     35,603   --          --    --       (825)        --        --
 Conversion of 14%
  debentures............  1,996,052   20          --    --     24,777         --        --
 Issuance of stock under
  the Employee Stock
  Purchase Plan.........         --   --          --    --         15         --       191
 Cash dividends:
  Class A $.12 per
   share................         --   --          --    --         --       (856)       --
  Class B $.10 per
   share................         --   --          --    --         --       (850)       --
                          ---------  ---   ---------   ---    -------   --------  --------
Balance at October 2,
 1993...................  8,630,407   86   8,502,052    85     87,638     97,727   (11,634)
 Net income.............         --   --          --    --         --     26,992        --
 Stock exchange.........        170   --        (170)   --         --         --        --
 Exercise of stock
  options...............    214,928    2          --    --      1,641         --        --
 Conversion of 8%
  debentures............    388,388    4          --    --      8,154         --        --
 Issuance of stock under
  the Employee Stock
  Purchase Plan.........         --   --          --    --         72         --       218
 Cash Dividends:
  Class A $.12 per
   share................         --   --          --    --         --       (946)       --
  Class B $.10 per
   share................         --   --          --    --         --       (850)       --
                          ---------  ---   ---------   ---    -------   --------  --------
Balance at October 1,
 1994...................  9,233,893  $92   8,501,882   $85    $97,505   $122,923  $(11,416)
                          =========  ===   =========   ===    =======   ========  ========

  On February 6, 1987, the Company's Restated Certificate of Incorporation was amended to create two classes of common stock. The amendment authorized the issuance of up to 40,000,000 shares of Class A common stock, par value $.01 per share, and 40,000,000 shares of Class B common stock, par value $.01 per share. Upon adoption of the amendment, each outstanding share of common stock converted automatically into a share of Class A common stock. During fiscal 1987, the Company concluded a one-time-only exchange offer in which holders of Class A common stock were given the opportunity to exchange their shares for an equivalent number of shares of Class B common stock. The Class B common stock has ten votes per share in most matters submitted to a vote of the Company's stockholders, while the Class A common stock has one vote per share. As a result of the exchange offer, voting control of the Company rests with the holders of Class B common stock. In addition, the dividend per share of Class B common stock may not exceed 90 percent of the dividend per share of Class A common stock. The number of outstanding Class A shares at October 2, 1993 and October 1, 1994 were 7,672,049 and 8,300,039, respectively.

                      HUDSON FOODS, INC. AND SUBSIDIARIES

               SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      QUARTER ENDED 1993
                          --------------------------------------------------------------------------
                                                  (AS RESTATED, SEE NOTE 7)
                            JANUARY 2       APRIL 3         JULY 3       OCTOBER 2     FISCAL 1993
                          -------------- -------------- -------------- -------------- --------------
Sales ..................      $  231,691     $  220,148     $  224,887     $  243,819     $  920,545
Cost of sales...........         203,352        192,589        192,794        213,267        802,002
                              ----------     ----------     ----------     ----------     ----------
Gross Profit............          28,339         27,559         32,093         30,552        118,543
Selling.................          14,145         16,701         16,912         16,168         63,926
General and
 administrative.........           4,811          5,132          5,320          5,432         20,695
                              ----------     ----------     ----------     ----------     ----------
Operating income........           9,383          5,726          9,861          8,952         33,922
Other expense, net......           2,456          2,576          1,719          1,754          8,505
                              ----------     ----------     ----------     ----------     ----------
Income before income
 taxes..................           6,927          3,150          8,142          7,198         25,417
Income tax expense......           2,654          1,289          3,151          2,418          9,512
                              ----------     ----------     ----------     ----------     ----------
Net income..............      $    4,273     $    1,861     $    4,991     $    4,780     $   15,905
                              ==========     ==========     ==========     ==========     ==========
Earnings per share:
 Primary................           $ .30          $ .12          $ .30          $ .29          $1.01
 Fully diluted..........             .29            .13            .30            .29           1.01
Dividends:
 Class A................            .030           .030           .030           .030            .12
 Class B................            .025           .025           .025           .025            .10
Market price (high-low).       $14-7 1/2 $15 3/8-10 3/8 $13 7/8-10 1/4 $11 3/8-10 1/4  $15 3/8-7 1/2
                                                      QUARTER ENDED 1994
                          --------------------------------------------------------------------------
                            JANUARY 1       APRIL 2         JULY 2       OCTOBER 1     FISCAL 1994
                          -------------- -------------- -------------- -------------- --------------
Sales ..................      $  250,292     $  256,327     $  266,773     $  267,448     $1,040,840
Cost of sales...........         212,646        222,284        224,352        225,966        885,248
                              ----------     ----------     ----------     ----------     ----------
Gross Profit............          37,646         34,043         42,421         41,482        155,592
Selling.................          19,257         18,839         20,223         20,379         78,698
General and
 administrative.........           6,474          6,122          6,309          6,850         25,755
                              ----------     ----------     ----------     ----------     ----------
Operating income........          11,915          9,082         15,889         14,253         51,139
Other expense, net......           1,829          1,717          1,442          1,164          6,152
                              ----------     ----------     ----------     ----------     ----------
Income before income
 taxes..................          10,086          7,365         14,447         13,089         44,987
Income tax expense......           3,991          2,993          5,616          5,395         17,995
                              ----------     ----------     ----------     ----------     ----------
Net income..............      $    6,095     $    4,372     $    8,831     $    7,694     $   26,992
                              ==========     ==========     ==========     ==========     ==========
Earnings per share:
 Primary................           $ .37          $ .26          $ .53          $ .46          $1.62
 Fully diluted..........             .36            .26            .52            .46           1.61
Dividends:
 Class A................            .030           .030           .030           .030            .12
 Class B................            .025           .025           .025           .025            .10
Market price (high-low).  $13 1/2-10 5/8 $16 5/8-11 1/8 $18 3/8-12 3/4 $25 1/8-17 7/8 $25 1/8-10 5/8

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
- --------------------

    Not applicable.


PART III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

    Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders, February 10, 1995 and Adjournments (the "Proxy Statement").

Item 11.  Executive Compensation.
          ----------------------

    Incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

    Incorporated by reference from the section captioned "Principal Stockholders" contained in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

    Incorporated by reference from the sections captioned "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

 (a) Documents filed as a part of this report.

     1.  Financial statements.
         --------------------

         Description                                                    Page
         -----------                                                    ----
         Report of Independent Accountants............................   14
         Consolidated Balance Sheet...................................   15
         Consolidated Statement of Operations.........................   16
         Consolidated Statement of Cash Flows.........................   17
         Notes to Consolidated Financial Statements...................   18

     2.  Financial statement schedules.
         -----------------------------

         Schedule No.  Description
         ------------  -----------
              II       Amounts Receivable from Related Parties and
                       Underwriters, Promoters and Employees..........   33

               V       Property, Plant and Equipment..................   34

              VI       Accumulated Depreciation.......................   35

            VIII       Valuation and Qualifying Accounts..............   36

              IX       Short-term Borrowings..........................   37

               X       Supplementary Income Statement Information.....   38

    3.   Exhibits required by Item 601 of Regulation S-K.
         -----------------------------------------------

         Exhibit No.  Description
         -----------  -----------
             3a       Restated certificate of incorporation of Hudson Foods,
                      Inc./1/

             3b       Restated by-laws of Hudson Foods, Inc., as amended to date/2/

             4a       Indenture, dated as of October 1, 1986, between
                      Hudson Foods, Inc. and the First National Bank of
                      Boston (formerly Bank of America National Trust and
                      Savings Association)/3/

             4b       Restated Certificate of Incorporation of Hudson Foods,
                      Inc., Section 4/1/

             9        Form of revocable proxy held by James T. Hudson/1/

            10a       Amended and Restated 1985 Stock Option Plan/4/

         Exhibit No.  Description
         -----------  -----------

            10b       Form of Hudson Foods Stock Option Agreement/5/

            10c       Form of Hudson Farms Turkey Growing Contract/5/

            10d       Form of Hudson Farms Broiler Growing Contract/5/

            10e       Airplane lease (Cessna 421)/5/

            10f       Airplane lease (Citation III)/1/

            10g       Revolving Credit Agreement by and among Hudson
                      Foods, Inc., Cooperatieve Centrale Raiffeisen-
                      Boerenleenbank B.A., "Rabobank Nederland," New
                      York Branch, Bank of America National Trust and
                      Savings Association, Nationsbank of Texas, National
                      Association, Caisse Nationale De Credit Agricole,
                      "Credit Agricole," Harris Trust and Savings Bank and
                      Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.,
                      "Rabobank Nederland," New York Branch, as Agent dated as of April 26, 1994/6/

            10h Hudson Foods, Inc. Note Purchase Agreement dated as of May 18, 1994, $50,000,000 Fixed Rate Senior
                      Notes, Guaranteed by Hudson Farms, Inc./6/

            10i       Purchase and Supply Agreement, dated October 12,
                      1994 between Hudson Foods, Inc. and Boston Chicken,
                      Inc./7/

            10j       Supplier Agreement, dated April 26, 1994, between
                      Hudson Foods, Inc. and Restaurant Services, Inc., as purchasing agent for the Burger King System/7/

            11        Computation of earnings per share

            21        Subsidiaries of Hudson Foods, Inc./8/

            23        Consent of independent public accountants

            27        Financial Data Schedule

 (b) Reports on Form 8-K.

            The Company filed no Current Reports on Form 8-K during fiscal 1994.


- -----------------------

/1/ Incorporated by reference from Hudson Foods, Inc. Form S-4 Registration Statement No. 33-15274, as amended, filed with the Securities and Exchange Commission on June 23, 1987.

/2/ Incorporated by reference from Hudson Foods, Inc., Form S-3 Registration Statement No. 33-56019, as amended, filed with the Securities and Exchange Commission on October 13, 1994.

/3/ Incorporated by reference from Hudson Foods, Inc. Form S-1 Registration Statement No. 33-8889, as amended, filed with the Securities and Exchange Commission on September 19, 1986.

/4/ Incorporated by reference from Hudson Foods, Inc. Form S-8 Registration Statement No. 33-27738, as amended, filed with the Securities and Exchange Commission on March 23, 1989.

/5/ Incorporated by reference from Hudson Foods, Inc. Form S-1 Registration Statement No. 33-2505, as amended, filed with the Securities and Exchange Commission on December 31, 1985.

/6/ Incorporated by reference from Hudson Foods, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994, filed with the Securities and Exchange Commission on August 1, 1994.

/7/ Incorporated by reference from Hudson Foods, Inc., Form 8-K Current Report dated October 13, 1994, filed with the Securities Exchange Commission on October 13, 1994.

/8/ Incorporated by reference from Hudson Foods, Inc., Form 10-K for the fiscal year ended October 2, 1993, filed with the Securities and Exchange Commission on December 30, 1993.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HUDSON FOODS, INC.



          November 9, 1994       By  /s/ James T. Hudson
                                   ---------------------
                                   James T. Hudson
                                   Chairman of the Board and
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          November 9, 1994       By /s/ James T. Hudson
                                   --------------------
                                   James T. Hudson
                                   Chairman of the Board, Chief Executive
                                   Officer and Director



          November 9, 1994       By  /s/ Michael T. Hudson
                                   -----------------------
                                   Michael T. Hudson
                                   President, Chief Operating Officer and
                                   Director



          November 9, 1994       By  /s/ Charles B. Jurgensmeyer
                                   -----------------------------
                                   Charles B. Jurgensmeyer
                                   Principal Financial and Accounting
                                   Officer and Director



          November 9, 1994       By
                                   -----------------------------
                                   Elmer W. Shannon
                                   Director

          November 9, 1994       By  /s/ Jerry L. Hitt
                                   -----------------------------
                                   Jerry L. Hitt
                                   Director



          November 9, 1994       By
                                   -----------------------------
                                   Kenneth N. May
                                   Director



          November 9, 1994       By  /s/ James R. Hudson
                                   -----------------------------
                                   James R. Hudson
                                   Director



          November 9, 1994       By
                                   -----------------------------
                                   Jane M. Helmich
                                   Director

                      HUDSON FOODS, INC. AND SUBSIDIARIES
           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS AND EMPLOYEES
                          (Other than related parties)
            For the Three Years in the Period Ended October 1, 1994
                             (Dollars in Thousands)

      Column A                       Column B         Column C         Column D                   Column E
- ----------------------------------------------------------------------------------------------------------------------
                                    Balance at                                                   Balance at
                                    beginning                                                      end of
   Name of Debtor                   of period        Additions        Deductions                   period
                                                                 (amounts collected)   Current/(1)/  Noncurrent/(2)/
- ----------------------------------------------------------------------------------------------------------------------
Year ended October 1, 1994:
 Accounts receivable:
    James T. Hudson                    $3,571           $864            $(285)            $217           $3,933
                                       ========================================================================
Year ended October 2, 1993:
 Accounts receivable:
    James T. Hudson                    $2,993           $614            $ (36)            $215           $3,356
                                       ========================================================================
Year ended October 3, 1992:
 Accounts receivable:
    James T. Hudson                    $2,417           $599            $ (23)            $215           $2,778
                                       ========================================================================

- ------------------------------

/(1)/ Interest charged on the outstanding balance at a rate based on the Company's short-term borrowing rate plus 0.5%.

/(2)/ The Company has a collateral assignment agreement providing for the payment of the receivable with the proceeds of certain insurance policies.

                      HUDSON FOODS, INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
            For the Three Years in the Period Ended October 1, 1994
                             (Dollars in Thousands)

           Column A              Column B         Column C         Column D       Column E      Column F
- ---------------------------------------------------------------------------------------------------------
                                 Balance at                                                      Balance
                                 beginning        Additions                                      at end
        Classification           of period       at cost/(1)/    Retirements    Other/(2)/      of period
- ---------------------------------------------------------------------------------------------------------
Year ended October 1, 1994:
   Land                           $ 10,620      $     24         $    --       $    --          $ 10,644
   Buildings and improvements      162,606         4,817            (452)       (1,489)          165,482
   Machinery and equipment         126,505         9,501          (1,482)       (3,091)          131,433
   Construction in progress          7,219        34,819              --           (11)           42,027
                                  ----------------------------------------------------------------------
                                  $306,950      $ 49,161         $(1,934)      $(4,591)         $349,586
                                  ======================================================================

Year ended October 2, 1993:/(3)/
   Land                           $ 10,565      $     11         $    --       $    44          $ 10,620
   Buildings and improvements      149,362        13,242          (1,156)        1,158           162,606
   Machinery and equipment         109,125        25,594          (6,861)       (1,353)          126,505
   Construction in progress         25,262       (17,394)             --          (649)            7,219
                                  ----------------------------------------------------------------------
                                  $294,314      $ 21,453         $(8,017)      $  (800)         $306,950
                                  ======================================================================

Year ended October 3, 1992:/(3)/
   Land                           $  9,183      $  1,455         $    (7)      $   (66)         $ 10,565
   Buildings and improvements      130,956        21,692          (1,047)       (2,239)          149,362
   Machinery and equipment          90,630        22,794          (2,921)       (1,378)          109,125
   Construction in progress         22,328         2,934              --            --            25,262
                                  ----------------------------------------------------------------------
                                  $253,097      $ 48,875/(4)/    $(3,975)      $(3,683)         $294,314
                                  ======================================================================

- -------------------------------------

/(1)/ Represents additions to construction in progress less inter-account transfers.

/(2)/ Includes additions to and retirements from property, plant and equipment for idle assets, assets destroyed by fire and/or miscellaneous.

/(3)/ Amounts have been restated for the adoption of Statement of Financial
      Accounting Standards No. 109. See Note 7 of the Notes to Consolidated Financial Statements at page 21.

/(4)/ Includes land and buildings acquired in the Company's purchase of a manufacturing plant in Caryville, Tennessee.

Depreciation is computed using the straight-line method over the following useful lives:
     Building and improvements  20 - 30 years
     Machinery and equipment     7 - 10 years

                      HUDSON FOODS, INC. AND SUBSIDIARIES
                     SCHEDULE VI - ACCUMULATED DEPRECIATION
            For the Three Years in the Period Ended October 1, 1994
                             (Dollars in Thousands)

           Column A             Column B       Column C       Column D     Column E    Column F
- -----------------------------------------------------------------------------------------------
                               Balance at     Additions                                 Balance
                               beginning   charged to costs                             at end
          Description          of period     and expenses    Retirements  Other/(1)/   of period
- ------------------------------------------------------------------------------------------------
Year ended October 1, 1994:
   Buildings and improvements   $ 38,171       $ 6,827        $   (98)     $    69      $ 44,969
   Machinery and equipment        63,166        14,419         (1,178)        (840)       75,567
                                ----------------------------------------------------------------
                                $101,337       $21,246        $(1,276)     $  (771)     $120,536
                                ================================================================

Year ended October 2, 1993:/(2)/
   Buildings and improvements   $ 31,496       $ 6,906        $  (422)     $   191      $ 38,171
   Machinery and equipment        55,721        14,723         (6,333)        (945)       63,166
                                ----------------------------------------------------------------
                                $ 87,217       $21,629        $(6,755)     $  (754)     $101,337
                                ================================================================

Year ended October 3, 1992:/(2)/
   Buildings and improvements   $ 26,162       $ 6,180        $  (217)     $  (629)     $ 31,496
   Machinery and equipment        48,182        10,521         (1,971)      (1,011)       55,721
                                ----------------------------------------------------------------
                                $ 74,344       $16,701        $(2,188)     $(1,640)     $ 87,217
                                ================================================================

- -----------------------------

/(1)/ Includes additions to and retirements from accumulated depreciation for idle assets, assets destroyed in fire and/or miscellaneous.

/(2)/ Amounts have been restated for the adoption of Statement of Financial
      Accounting Standards No. 109. See Note 7 of the Notes to Consolidated Financial Statements at page 21.

                      HUDSON FOODS, INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
            For the Three Years in the Period Ended October 1, 1994
                             (Dollars in Thousands)


         Column A                     Column B            Column C            Column D        Column E
- -------------------------------------------------------------------------------------------------------
                                      Balance at    Charged to  Charged to                   Balance at
                                      beginning     costs and     other                        end of
      Classification                  of period     expenses     accounts    Deductions        period
- -------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

 Year ended October 1, 1994            $1,208         $627       $15/(1)/      $(387)          $1,463
                                       ==============================================================

 Year ended October 2, 1993            $1,344         $103       $31/(1)/      $(270)          $1,208
                                       ==============================================================

 Year ended October 3, 1992            $1,063         $704       $ 7/(1)/      $(430)          $1,344
                                       ==============================================================

- ------------------------------

/(1)/ Collections of previously charged off amounts.

                      HUDSON FOODS, INC. AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
            For the Three Years in the Period Ended October 1, 1994
                             (Dollars in Thousands)

       Column A                        Column B   Column C   Column D      Column E      Column F
- ----------------------------------------------------------------------------------------------------
                                                                           Average       Weighted
                                                  Weighted    Maximum       amount        average
 Category of aggregate                Balance at  average   outstanding  outstanding   interest rate
 short-term borrowings                  end of    interest    during        during        during
                                        period      rate      period     period /(1)/  period /(2)/
- ----------------------------------------------------------------------------------------------------
For the year ended
October 1, 1994:

Notes payable to banks issued under
various credit arrangements            $16,800      5.78%     $22,300      $ 7,850          2.29%
                                       =========================================================

For the year ended
October 2, 1993:

Notes payable to banks issued under
various credit arrangements               --         --       $15,000      $ 1,550          2.18%
                                        ========================================================

For the year ended
October 3, 1992:

Notes payable to banks issued under
various credit arrangements            $15,000      3.71%     $27,000      $10,167          3.44%
                                       =========================================================

- ------------------------------

/(1)/ Computed by determining the average amount outstanding on a monthly basis for all applicable notes.

/(2)/ Computed by dividing short-term interest expense by the average short-term debt outstanding.

                      HUDSON FOODS, INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION For the Three Years in the Period Ended October 1, 1994
                            (Dollars in Thousands)



           Column A                           Column B
- -------------------------------  -------------------------------
                                          Charged to costs
             Item                           and expenses
- -------------------------------  -------------------------------

Maintenance and repairs:

   Year ended October 1, 1994                $19,865
                                             =======

   Year ended October 2, 1993                $19,996
                                             =======

   Year ended October 3, 1992                $18,462
                                             =======


                               INDEX OF EXHIBITS



Exhibit No.    Description                                                 Page
- ----------     -----------                                                 ----

 3a            Restated certificate of incorporation of
                Hudson Foods, Inc./1/....................................   N/A

 3b            Restated by-laws of Hudson Foods, Inc., as
                amended to date/2/.......................................   N/A

 4a            Indenture, dated as of October 1, 1986,
                between Hudson Foods, Inc. and Bank of America
                National Trust and Savings Association/3/................   N/A

 4b            Restated Certificate of Incorporation of
                Hudson Foods, Inc., Section 4/1/.........................   N/A

 9             Form of revocable proxy held by James T.
                Hudson/1/................................................   N/A

 10a           Amended and Restated 1985 Stock Option
                Plan/4/..................................................   N/A

 10b           Form of Hudson Foods Stock Option
                Agreement/5/.............................................   N/A

 10c           Form of Hudson Farms Turkey Growing
                Contract/5/..............................................   N/A

 10d           Form of Hudson Farms Broiler Growing
                Contract/5/..............................................   N/A

 10e           Airplane lease (Cessna 421)/5/............................   N/A

 10f           Airplane lease (Citation III)/1/..........................   N/A

 10g           Revolving Credit Agreement by and among Hudson Foods,
               Inc., Cooperatieve Centrale Raiffeisen-Boerenleenbank
               B.A., "Rabobank Nederland," New York Branch, Bank of
               America National Trust and Savings Association,
               Nationsbank of Texas, National Association, Caisse
               Nationale De Credit Agricole, "Credit Agricole," Harris
               Trust and Savings Bank and Cooperatieve Centrale
               Raiffeisen-Boerenleenbank, B.A., "Rabobank Nederland,"
               New York Branch, as Agent dated as of April 26, 1994/6/...   N/A

 10h           Hudson Foods, Inc. Note Purchase Agreement dated as
               of May 18, 1994, $50,000,000 Fixed Rate Senior Notes,
               Guaranteed by Hudson Farms, Inc./6/.......................   N/A

 10i           Purchase and Supply Agreement, dated October 12, 1994
               between Hudson Foods, Inc. and Boston Chicken, Inc./7/....   N/A

 10j           Supplier Agreement, dated April 26, 1994, between
               Hudson Foods, Inc. and Restaurant Services, Inc., as
               purchasing agent for the Burger King System/7/............   N/A

 11            Computation of earnings per share.........................

 21            Subsidiaries of Hudson Foods, Inc./8/.....................   N/A

 23            Consent of independent public accountants.................

 27            Financial Data Schedule...................................


- -----------------

/1/ Incorporated by reference from Hudson Foods, Inc. Form S-4 Registration
    Statement No. 33-15274, as amended, filed with the Securities and Exchange Commission on June 23, 1987.

/2/ Incorporated by reference from Hudson Foods, Inc., Form S-3 Registration
    Statement No. 33-56019, as amended, filed with the Securities and Exchange Commission on October 13, 1994.

/3/ Incorporated by reference from Hudson Foods, Inc. Form S-1 Registration
    Statement No. 33-8889, as amended, filed with the Securities and Exchange Commission on September 19, 1986.

/4/ Incorporated by reference from Hudson Foods, Inc. Form S-8 Registration
    Statement No. 33-27738, as amended, filed with the Securities and Exchange Commission on March 23, 1989.

/5/ Incorporated by reference from Hudson Foods, Inc. Form S-1 Registration
    Statement No. 33-2505, as amended, filed with the Securities and Exchange Commission on December 31, 1985.

/6/ Incorporated by reference from Hudson Foods, Inc. Quarterly Report on Form
    10-Q for the quarterly period ended July 2, 1994, filed with the Securities and Exchange Commission on August 1, 1994.

/7/ Incorporated by reference from Hudson Foods, Inc., Form 8-K Current Report dated October 13, 1994, filed with the Securities Exchange Commission on October 13, 1994.

/8/ Incorporated by reference from Hudson Foods, Inc., Form 10-K for the fiscal year ended October 2, 1993, filed with the Securities Exchange Commission on December 30, 1993.