Form 10-K/A
period 1994-10-01
HUDSON FOODS INC
filed 1994-12-29
CIK 786617

================================================================================


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         -----------------------------


                                  FORM 10-K/A

                 AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 1994


                         Commission file number 1-9050

                         -----------------------------


                              HUDSON FOODS, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                      71-0427616
 (State or other jurisdiction of                       (I.R.S. Employer)
 incorporation or organization)                       Identification No.)

1225 Hudson Road, Rogers, Arkansas                          72756
(Address of principal executive offices)                 (Zip Code)

                                (501) 636-1100
             (Registrant's telephone number, including area code)


================================================================================

Item 14 of Part IV of the Annual Report on Form 10-K of Hudson Foods, Inc. for the fiscal year ended October 1, 1994 is amended to read as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
        (a)   Documents filed as a part of this report.

              1.  Financial statements.
                  --------------------

                  Description                                          Page
                  -----------                                          ----

                  Report of Independent Accountants....................  14
                  Consolidated Balance Sheet...........................  15
                  Consolidated Statement of Operations.................  16
                  Consolidated Statement of Cash Flows.................  17
                  Notes to Consolidated Financial Statements...........  18

              2.  Financial statement schedules.
                  -----------------------------

            Schedule No.  Description
            ------------  -----------

                 II       Amounts Receivable from Related Parties and
                          Underwriters, Promoters and Employees........  33

                  V       Property, Plant and Equipment................  34

                 VI       Accumulated Depreciation.....................  35

                VIII      Valuation and Qualifying Accounts............  36

                 IX       Short-term Borrowings........................  37

                  X       Supplementary Income Statement Information...  38

              3.  Exhibits required by Item 601 of Regulation S-K.
                  -----------------------------------------------

             Exhibit No.  Description
             -----------  -----------

                 3a Restated certificate of Incorporation of Hudson Foods, Inc./1/

                 3b Restated By-laws of Hudson Foods, Inc. as amended to date/2/

                 4a       Indenture, dated as of October 1, 1986,
                          between Hudson Foods, Inc. and the First
                          National Bank of Boston (formerly Bank of
                          America National Trust and Savings
                          Association)/3/

                 4b Restated Certificate of Incorporation of Hudson Foods, Inc., Section 4/1/

Exhibit No.     Description
- -----------     -----------
    9           Form of revocable proxy held by James T.
                Hudson/1/

   10a          Amended and Restated 1985 Stock Option Plan/4/

   10b          Form of Hudson Foods Stock Option Agreement/5/

   10c          Form of Hudson Farms Turkey Growing
                Contract/5/

   10d          Form of Hudson Farms Broiler Growing
                Contract/5/

   10e          Airplane lease (Cessna 421)/5/

   10f          Airplane lease (Citation III)/1/

   10g          Revolving Credit Agreement by and among
                Hudson Foods, Inc., Cooperative Centrale
                Raiffeisen-Boerenleenbank B.A., "Rabobank
                Nederland," New York Branch, Bank of America
                National Trust and Savings Association,
                Nationsbank of Texas, National Association,
                Caisse Nationale De Credit Agricole, "Credit
                Agricole," Harris Trust and Savings Bank and
                Cooperatieve Centrale Raiffeisen-
                Boerenleenbank, B.A., "Rabobank Nederland,"
                New York Branch, as Agent dated as of
                April 26, 1994/6/

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

   11           Computation of earnings per share


             Exhibit No.  Description
             ----------   -----------

                 21       Subsidiaries of Hudson Foods, Inc.

                 23       Consent of independent public accountants

                 27       Financial Data Schedule

        (b)  Reports on Form 8-K.

               The Company filed no Current Reports on Form 8-K during fiscal 1994.
- ----------------

/1/ Incorporated by reference from Hudson Foods, Inc. Form S-4 Registration Statement No. 33-15274, as amended, filed with the Securities and Exchange Commission on June 23, 1987.

/2/ Incorporated by reference from Hudson Foods, Inc., Form S-3 Registration Statement No. 33-56019, as amended, filed with the Securities and Exchange Commission of October 13, 1994.

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

/7/ Incorporated by reference from Hudson Foods, Inc., Form 8-K Current Report dated October 13, 1994, filed with the Securities and Exchange Commission on October 13, 1994.

The Index of Exhibits to the Annual Report on Form 10-K of Hudson Foods, Inc. for the fiscal year ended October 1, 1994 is amended to read as follows and a new Exhibit 21, "Subsidiaries of Hudson Foods, Inc." is submitted herewith:

                               INDEX OF EXHIBITS

Exhibit No.    Description
- ----------     -----------

    3a         Restated certificate of incorporation of Hudson Foods, Inc./1/..........  N/A

    3b         Restated By-laws of Hudson Foods, Inc., as amended to date/2/...........  N/A

    4a         Indenture, dated as of October 1, 1986, between Hudson Foods, Inc. and
                Bank of America National Trust and Savings Association/3/..............  N/A

    4b       Restated Certificate of Incorporation of
              Hudson Foods, Inc., Section 4/1/............................  N/A

    9        Form of revocable proxy held by James T. Hudson/1/...........  N/A

    10a      Amended and Restated 1985 Stock Option Plan/4/...............  N/A

    10b      Form of Hudson Foods Stock Option Agreement/5/...............  N/A

    10c      Form of Hudson Farms Turkey Growing Contract/5/..............  N/A

    10d      Form of Hudson Farms Broiler Growing Contract/5/.............  N/A

    10e      Airplane lease (Cessna 421)/5/...............................  N/A

    10f      Airplane lease (Citation III)/1/.............................  N/A

    10g      Revolving Credit Agreement by and among Hudson Foods, Inc.,
             Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
             "Rabobank Nederland," New York Branch, Bank of America
             National Trust and Savings Association, Nationsbank of Texas,
             National Association, Caisse Nationale De Credit Agricole,
             "Credit Agricole," Harris Trust and Savings Bank and
             Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.,
             "Rabobank Nederland," New York Branch, as Agent dated as of
             April 26, 1994/5/............................................  N/A

    10h      Hudson Foods, Inc. Note Purchase Agreement dated as of May 18,
             1994, $50,000,000 Fixed Rate Senior Notes, Guaranteed by
             Hudson Farms, Inc./6/........................................  N/A

    10i      Purchase and Supply Agreement, dated October 12, 1994
             between Hudson Foods, Inc. and Boston Chicken, Inc./7/.......  N/A

    10j      Supplier Agreement, dated April 26, 1994, between Hudson
             Foods, Inc. and Restaurant Services, Inc., as purchasing
             agent for the Burger King System/7/..........................  N/A

    11       Computation of earnings per shares...........................

    21       Subsidiaries of Hudson Foods, Inc............................

    23       Consent of independent public accountants....................

    27       Financial Data Schedule......................................

- ---------------

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

                                HUDSON FOODS, INC.


DATE:  December 29, 1994         By /s/ Charles B. Jurgensmeyer
                                   --------------------------------------------
                                   Charles B. Jurgensmeyer, Principal Financial
                                   and Accounting Officer and Director