Form 10-Q
period 1994-12-31
HUDSON FOODS INC
filed 1995-02-08
CIK 786617

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q
  (MARK ONE)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ___ SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1994

                          OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ___ SECURITIES EXCHANGE ACT OF 1934
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

                            Not Applicable
          (Former name, former address and former fiscal year,
                    if changed since last report.)

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
                  APPLICABLE ONLY TO CORPORATE ISSUERS:
  As of January 31, 1995 Hudson Foods, Inc. had 13,262,935 shares of
$0.01 par value Class A Common Stock outstanding and 6,401,882 shares of $0.01 par value Class B Common Stock outstanding.

PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)


                                                 December 31,   October 1,
                                                   1994            1994
ASSETS

Current assets:
  Cash and cash equivalents                         $14,703      $1,899
  Receivables, net                                   68,550      65,508
  Inventory:
    Field inventory                                  38,584      39,680
    Feed, eggs and other                             24,256      21,581
    Finished products                                68,506      74,240
  Other                                              14,419      12,073
                                                   ________    ________
   Total current assets                             229,018     214,981
                                                   ________    ________
 Property, plant and equipment, net
 of accumulated depreciation of
 $125,488 & $120,536                                242,178     229,050
Excess cost of investment, net                       15,103      15,244
Other assets                                         13,026      13,905
                                                   ________    ________
Total assets                                       $499,325    $473,180
                                                   ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

PART 1  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)


                                                 December 31,  October 1,
                                                    1994          1994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $   --      $16,800
  Current portion of long-term obligations            5,132       5,109
  Accounts payable                                   35,721      41,188
  Accrued liabilities                                33,197      40,581
  Deferred income taxes                              11,207      11,207
                                                   ________    ________
  Total current liabilities                          85,257     114,885
                                                   ________    ________
Long-term obligations                                65,607      75,169
                                                   ________    ________
Deferred income taxes & deferred gain                72,597      73,937
                                                   ________    ________
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000 shares
      authorized; issued 14,145,280 & 9,233,893
      shares                                            141          92
    Class B, $.01 par value; 40,000,000 shares
      authorized; issued & outstanding 6,401,882
      and 8,501,882 shares                               64          85
  Additional capital                                154,692      97,505
  Retained earnings                                 132,201     122,923
  Treasury stock, at cost (915,438 &
    933,854 Class A shares)                         (11,234)    (11,416)
                                                   ________    ________
  Total stockholders' equity                        275,864     209,189
                                                   ________    ________
Total liabilities & stockholders' equity           $499,325    $473,180
                                                   ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         For the
                                                    Three Months Ended
                                                 December 31,  January 1,
                                                      1994       1994

Sales                                              $279,955    $250,292
Cost of sales                                       238,202     212,646
                                                   ________    ________
Gross profit                                         41,753      37,646
Selling                                              19,048      19,257
General & administrative                              7,252       6,474
                                                   ________    ________
Operating income                                     15,453      11,915
                                                   ________    ________
Other expense (income):
  Interest expense                                      457       1,829
  Other, net                                        (1,389)        --
                                                   ________    ________
  Total other expense (income)                         (932)      1,829
                                                   ________    ________
Income before income taxes                           16,385      10,086
Income tax expense                                    6,550       3,991
                                                   ________    ________
Net income                                           $9,835      $6,095
                                                   ========    ========
Earnings per share:
  Primary                                             $0.53       $0.37
                                                   ========    ========
  Fully diluted                                       $0.53       $0.36
                                                   ========    ========
Dividends per share:
  Class A common                                      $.030       $.030
                                                   ========    ========
  Class B common                                      $.025       $.025
                                                   ========    ========
Weighted average number of
  common and common equivalent
  shares outstanding:
    Primary                                          18,601      16,534
                                                   ========    ========
    Fully diluted                                    18,618      17,365
                                                   ========    ========
The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                       For the
                                                  Three Months Ended
                                                December 31,  January 1,
                                                   1994         1994

Cash flows from operating activities:
  Net income                                        $9,835    $6,095
    Items reflected in net income
      not requiring cash:
        Depreciation                                 5,587     5,175
        Amortization                                   212       272
        Deferred gain                                 (694)     (694)
        Deferred income taxes                          216      (193)
        Other                                           72       (36)
  Changes in operating assets & liabilities        (14,531)  (13,755)
                                                  _________  ________
  Cash flows provided by (used for) operations        697    (3,136)
                                                  __________ ________
Cash flows from investing activities:
  Purchase of property, plant & equipment          (18,843)   (6,469)
  Disposition of property, plant and
    equipment, net                                     127     3,895
  Other                                                471       457
                                                   ________  ________
  Cash flows used for investments                  (18,245)   (2,117)
                                                   ________  ________
Cash flows from financing activities:
  Addition (reduction) to notes payable            (16,800)    5,500
  Reduction of long-term obligations                (3,997)     (437)
  Sale of Class A common stock                      51,373        --
  Dividends                                           (557)     (444)
  Exercise of stock options and other                  333       350
                                                   ________  ________
  Cash flows provided by financing                  30,352     4,969
                                                   ________  ________
Increase (decrease) in cash and cash equivalents    12,804      (284)
Cash and cash equivalents at beg. of period          1,899     3,891
                                                   ________  ________
Cash and cash equivalents at end of period         $14,703   $ 3,607
                                                   ========  ========
Supplemental disclosure of cash flow information:
  Interest paid                                       $674    $1,381
  Income taxes paid                                 $9,891    $6,747
The accompanying notes are an integral part of the condensed consolidated financial statements
/TABLE

              HUDSON FOODS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements for the periods ended December 31, 1994 and January 1, 1994 include, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations and cash flows for such periods. Results for the three month period ended December 31, 1994 are not necessarily indicative of the results which will be realized for the year ending September 30, 1995. The annual report for the year ended October 1, 1994 contains additional information which should be read in conjunction with these financial statements.

2. During the first quarter of fiscal 1995, $5.5 million of the outstanding 8% Convertible Subordinated Debentures due 2006 were converted into 263,837 shares of common stock at a conversion price of $21.00 per share. The conversions increased common stock and additional capital by $5.3 million.

   Also during the first quarter of fiscal 1995, $3.8 million of the outstanding 8% Convertible Subordinated Debentures were redeemed for cash plus a 1.6% premium.

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of December 31, 1994, and the related condensed consolidated statements of operations for the three month periods ended December 31, 1994 and January 1, 1994, and the condensed consolidated statements of cash flows for the three month periods ended December 31, 1994 and January 1, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 1, 1994, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated October 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 1, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Coopers & Lybrand L.L.P.

Tulsa, Oklahoma
January 23, 1995

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

In recent years the Company has undertaken a business strategy focused largely on the following: increased production and sale of further-processed poultry and other processed food products, and increased sales to larger customers such as club store and food-service chains. This strategy decreased the proportion of feed grain costs in relation to total cost of sales, which reduced the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity poultry price fluctuations. Another result of this strategy has been increased sales to large customers under firm-price or cost-plus contracts utilizing dedicated plant arrangements. Although an increase in feed costs or a decrease in finished product prices could have an adverse effect on the Company, management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

             FIRST QUARTER OF FISCAL 1995 COMPARED WITH
                  FIRST QUARTER OF FISCAL 1994

Sales from the Company's operations were $280.0 million for the first quarter of fiscal 1995, an increase of $29.7 million, or 11.9% over the first quarter of fiscal 1994. The sales increase primarily resulted from the following:

     Chicken sales increased 15.3% to $138.2 million in the first quarter of fiscal 1995 from $119.8 million in the first quarter of fiscal 1994 primarily due to a 24.5% increase in volume. The volume increase was essentially due to increased sales in international markets, especially Russia, and increased domestic consumer demand for chicken products.

     Luncheon meat sales increased 2.9% to $44.7 million in the first quarter of fiscal 1995 from $43.5 million in the first quarter of fiscal 1994 primarily due to a 7.0% increase in volume as a result of increased sales to a major foodservice chain.

     Portioned entree sales increased 6.7% to $43.9 million in the first quarter of fiscal 1995 from $41.2 million in the first quarter of fiscal 1994 primarily due to a 8.9% increase in volume which was due to increased consumer demand.

     Turkey sales increased 31.9% to $42.7 million in the first quarter of fiscal 1995 from $32.4 million in the first quarter of fiscal 1994 primarily due to a 20.2% increase in volume and higher selling prices due to increased sales of further-processed products.

Cost of sales was $238.2 million in the first quarter of fiscal 1995, an increase of $25.6 million, or 12.0%, over the first quarter of fiscal 1994. As a percentage of sales, cost of sales remained almost constant at 85.1% in the first quarter of fiscal 1995 compared with 85.0% in the first quarter of fiscal 1994. The Company continued to produce more further-processed products but the increased costs associated with producing those products were partially offset by a 8.2% decrease in feed costs per ton.

Gross profit was $41.8 million in the first quarter of fiscal 1995, an increase of $4.1 million, or 10.9%, over the first quarter of fiscal 1994. As a percentage of sales, gross profit remained almost constant at 14.9% in the first quarter of fiscal 1995 compared with 15.0% in the first quarter of fiscal 1994 due to the factors discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

            FIRST QUARTER OF FISCAL 1995 COMPARED WITH
             FIRST QUARTER OF FISCAL 1994 (CONTINUED)

Selling and general and administrative expenses were $26.3 million in the first quarter of fiscal 1995, an increase of $0.6 million, or 2.2%, over the first quarter of fiscal 1994. General and administrative expenses rose as a result of increased incentive
compensation accruals, depreciation and travel expenses.   As a
percentage of sales, selling and general and administrative expenses decreased to 9.4% in the first quarter of fiscal 1995 from 10.3% in the first quarter of fiscal 1994.

Operating income was $15.5 million in the first quarter of fiscal
1995, an increase of $3.5 million, or 29.7%, over the first quarter of fiscal 1994. This increase was primarily due to the improvements in the Company's operations described previously.

Interest expense decreased primarily due to the conversion and redemption of the 8% Convertible Subordinated Debentures and increased capitalized interest on construction in progress.

Other income for the first quarter of fiscal 1995 was primarily composed of gains on assets destroyed by fire.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
            LIQUIDITY AND CAPITAL RESOURCES
Working capital at December 31, 1994 was $143.8 million compared with $100.1 million at October 1, 1994 and the current ratio was
2.69 to 1 and 1.87 to 1 at December 31, 1994 and October 1, 1994, respectively. The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $341.5 million on December 31, 1994, compared with $284.4 million on October 1, 1994. Long-term obligations represented 19.2% and 26.4% of total capitalization on December 31, 1994 and October 1, 1994, respectively.

There were no notes payable due under the Company's unsecured credit agreements at December 31, 1994 compared with $16.8 million on October 1, 1994, which were paid with proceeds from the November 21, 1994 Class A common stock offering. Total long-term obligations and current portion of long-term obligations decreased $9.5 million primarily due to $3.8 million of 8% Convertible Subordinated Debentures that were redeemed and $5.5 million of 8% Convertible Subordinated Debentures that were converted into Class A common stock.

Class A common stock and additional capital increased $57.2 million to $154.8 million at December 31, 1994 from $97.6 million at October 1, 1994. The increase primarily resulted from: the issuance of 2.5 million new shares of Class A common stock sold in a public stock offering on November 21, 1994, the conversion of 2.1 million shares of Class B common stock into Class A common stock and the conversion of $5.5 million of 8% Convertible Subordinated Debentures into common stock. (See footnote 2.)

The Company's cash flow provided by operating activities was $0.7 million for the first quarter of fiscal 1995 compared with cash used for operating activities of $3.1 million for the first quarter of fiscal 1994. The improvement was primarily due to higher net income.

For the first quarters of fiscal 1995 and 1994, the Company had capital expenditures of $18.8 million and $6.5 million, respectively. Capital expenditures, in the first quarter of fiscal 1995, were for the construction of a beef processing plant in Columbus, Nebraska that will supply hamburger patties to a major foodservice chain, the beginning of construction of a chicken complex near Henderson, Kentucky and the expansion and/or upgrading of existing production facilities and related equipment. The beef processing plant began production in January 1995. The Kentucky chicken complex is expected to begin production in 1996. The capital expenditures have been and will continue to be financed by operations, borrowings under the Company's credit agreements, lease arrangements and the issuance of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

           LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's capital budget for fiscal 1995 contemplates aggregate capital expenditures of approximately $94.0 million for the building of the new beef processing plant and chicken complex and upgrading and/or expanding current production facilities and related equipment. To achieve this level of capital expenditures, the Company will be required to obtain waivers from certain lenders. Management believes that such waivers will be obtained. However, there can be no assurance that such waivers will be granted.

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 26, 1994, the Company entered into a $100 million unsecured credit agreement that expires June 30, 1997. At December 31, 1994, the Company had $91.8 million available under this agreement. The Company did not have any notes payable under the agreement at December 31, 1994 but had $8.2 million in outstanding letters of credit. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will exist if the aggregate outstanding voting power of James T. Hudson and his immediate family in the Company is reduced below 51%.

On May 18, 1994, the Company entered into an unsecured term loan agreement with a financial institution giving the Company the right to borrow up to $50.0 million of senior notes fixed at a rate to be determined at drawdown. The Company had not borrowed under the agreement at December 31, 1994. The agreement expires February 24, 1996.

In 1994, the Company entered into three separate unsecured short-term credit agreements with financial institutions (outside the $100 million revolving credit agreement) giving the Company the right to borrow up to $10.0 million from each institution. At December 31, 1994, the Company did not have any debt outstanding under the agreements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                         TAX MATTERS

The Internal Revenue Service has examined the Company's 1989 and 1990 federal tax returns and has issued a notice of deficiency asserting additional taxes of $22.4 million and penalties of $5.8 million. If an assessment is ultimately upheld, it will result in the acceleration of previously recorded deferred income taxes. However, since most of the items in dispute relate to the timing of the recognition of income or deductions, a portion of the income taxes for years subsequent to 1990 would be refundable. Management is contesting the notice of deficiency and the case has been docketed for a hearing early in 1995 in federal tax court. Management believes that ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations.

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          Not Applicable.

Item 2.   Changes in Securities
          Not Applicable.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          Not Applicable.

Item 5.   Other Information

          During the first quarter of fiscal 1995, $5.5 million of the outstanding 8% Convertible Subordinated Debentures due 2006 were converted into 263,837 shares of common stock at a conversion price of $21.00 per share. The conversions increased common stock and additional capital $5.3 million.

          Also during the first quarter of fiscal 1995, $3.8 million of the outstanding 8% Convertible Subordinated
          Debentures were redeemed for cash plus a 1.6% premium.

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


          4a         Trust indenture 8%           Incorporated by
                     convertible subordin-        reference from
                     ated debentures due          Registration
                     2006                         Statement No.
                                                  33-8889

          4c         Restated Certificate         Incorporated by
                     of Incorporation of          reference from
                     Hudson Foods, Inc.,          Registration
                     Section 4                    Statement No.
                                                  33-15274

          11         Calculation of earnings
                     per share

          15         Letter regarding unaudited
                     interim financial
                     information


    (b)  Reports on Form 8-K.

         During the first quarter of fiscal 1995, the Company filed one Current Report on Form 8-K. The report filed October 13, 1994 related to the Company's Purchase and Supply Agreement with a customer dated October 12, 1994 and the Company's Supplier Agreement with another customer dated April 26, 1994.

                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Hudson Foods, Inc.

Date  2-08-95        Michael T. Hudson
                     President

Date  2-08-95        Charles B. Jurgensmeyer
                     Chief Financial Officer