Form 10-Q
period 1995-04-01
HUDSON FOODS INC
filed 1995-05-08
CIK 786617

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(MARK ONE)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ___                  SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 1995

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ___                  SECURITIES EXCHANGE ACT OF 1934
        For the transition period from________________to_______________

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
   As of April 3, 1995 Hudson Foods, Inc. had 20,068,758 shares of $0.01 par value Class A Common Stock outstanding and 9,602,822 shares of $0.01 par value Class B Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                              April 1,     October 1,
                                                1995          1994
ASSETS

Current assets:
Cash and cash equivalents                     $  1,281      $  1,899
  Receivables, net                              68,071        65,508
  Inventory:
    Field inventory                             41,876        39,680
    Feed, eggs and other                        24,374        21,581
    Finished products                           86,262        74,240
  Other                                         21,697        12,073
                                              _________     _________
   Total current assets                        243,561       214,981
                                              _________     _________
 Property, plant and equipment, net
 of accumulated depreciation of
 $131,016 and $120,536                         254,520       229,050
Excess cost of investment, net                  14,963        15,244
Other assets                                    38,540        13,905
                                              _________     _________
Total assets                                  $551,584      $473,180
                                              =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements

PART 1.  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                               April 1,     October 1,
                                                 1995          1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                 11,100        16,800
  Current portion of long-term obligations       5,158         5,109
  Accounts payable                              38,521        41,188
  Accrued liabilities                           41,002        40,581
  Deferred income taxes                         11,207        11,207
                                              _________     _________
  Total current liabilities                    106,988       114,885
                                              _________     _________
Long-term obligations                           88,598        75,169
                                              _________     _________
Deferred income taxes and deferred gain         71,888        73,937
                                              _________     _________
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000
      shares authorized; issued
      20,917,868 and 9,233,893 shares              209            92
    Class B, $.01 par value; 40,000,000
      shares authorized; issued and
      outstanding 9,602,822 and
      8,501,882 shares                              96            85
  Additional capital                           155,230        97,505
  Retained earnings                            139,809       122,923
  Treasury stock, at cost (915,438 and
    933,854 Class A shares)                    (11,234)      (11,416)
                                              _________     _________
  Total stockholders' equity                   284,110       209,189
                                              _________     _________
Total liabilities and stockholders' equity    $551,584      $473,180
                                              =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                               Three Months Ended        Six Months Ended
                               April 1,    April 2,     April 1,    April 2,
                                1995        1994         1995        1994
Sales                         $271,814    $256,327     $551,769    $506,619
Cost of sales                  227,520     222,284      465,722     434,930
                              _________   _________    _________   _________
Gross profit                    44,294      34,043       86,047      71,689
Selling                         19,150      18,839       38,198      38,096
General and administrative       7,402       6,122       14,654      12,596
                              _________   _________    _________   _________
Operating income                17,742       9,082       33,195      20,997
                              _________   _________    _________   _________
Other expense (income):
  Interest expense, net             19       1,717          476       3,546
  Interest on tax settlement     4,500         --         4,500         --
  Other                           (801)        --        (2,190)        --
                              _________   _________    _________   _________
  Total other expense            3,718       1,717        2,786       3,546
                              _________   _________    _________   _________
Income before income taxes      14,024       7,365       30,409      17,451
Income tax expense               5,856       2,993       12,406       6,984
                              _________   _________    _________   _________
Net income                    $  8,168    $  4,372     $ 18,003    $ 10,467
                              =========   =========    =========   =========
Earnings per share:
  Primary                        $0.27       $0.18        $0.62       $0.42
  Fully diluted                  $0.27       $0.18        $0.62       $0.42
                              =========   =========    =========   =========
Dividends per share:
  Class A                       $.0200      $.0200       $.0400      $.0400
  Class B                       $.0166      $.0166       $.0332      $.0332
                              =========   =========    =========   =========
Weighted average number of
  common and common equivalent
  shares outstanding:
   Primary                      30,114      24,923       28,952      24,835
   Fully diluted                30,123      26,188       28,980      26,146
                              =========   =========    =========   =========
The accompanying notes are an integral part of the condensed consolidated financial statements

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                         Six Months Ended
                                                     April 1,        April 2,
                                                       1995            1994
Cash flows from operating activities:
  Net income                                          $18,003         $10,467
   Items included in net income
     not requiring cash:
       Depreciation                                    11,334          10,535
       Amortization                                       426             547
       Deferred gain                                   (1,388)         (1,388)
       Deferred income taxes                             (143)           (385)
       Other                                               72             (44)
  Changes in operating assets and liabilities         (31,547)        (26,339)
                                                     _________        ________
  Cash flows used for operations                       (3,243)         (6,607)
                                                     _________        ________
Cash flows from investing activities:
  Purchase of property, plant and equipment           (37,117)        (16,483)
  Disposition of property, plant and
    equipment, net                                        313           3,707
  Funds held by trustee for capital project           (23,786)            --
  Other                                                (1,331)           (624)
                                                     _________        ________
  Cash flows used for investments                     (61,921)        (13,400)
                                                     _________        ________
Cash flows from financing activities:
  Addition (reduction) to notes payable                (5,700)         22,300
  Addition to long-term obligations                    25,000             --
  Reduction to long-term obligations                   (5,981)         (2,578)
  Sale of Class A common stock                         51,264             --
  Dividends                                            (1,116)           (888)
  Exercise of stock options and other                   1,079             634
                                                     _________        ________
  Cash flows provided by financing                     64,546          19,468
                                                     _________        ________
Decrease in cash and cash equivalents                    (618)           (539)
Cash and cash equivalents at beg. of period             1,899           3,891
                                                     _________        ________
Cash and cash equivalents at end of period            $ 1,281         $ 3,352
                                                     =========        ========
Supplemental disclosure of cash flow information:
  Interest paid                                       $ 1,090         $ 3,701
  Income taxes paid                                   $15,764         $ 9,476

The accompanying notes are an integral part of the condensed consolidated financial statements

HUDSON FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The condensed consolidated financial statements for the periods ended April 1, 1995 and April 2, 1994 include, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations and cash flows for such periods. Results for the six month period ended April 1, 1995 are not necessarily indicative of the results which will be realized for the year ending
September 30, 1995. The annual report for the year ended October 1, 1994 contains additional information which should be read in conjunction with these financial statements.

Note 2. On February 10, 1995 the Company's Board of Directors approved a three-for-two split of the Company's issued and outstanding Class A and Class B common stock in the form of a stock dividend for the shareholders of record as of February 28, 1995. As a result, 6,653,539 shares of Class A common stock and 3,200,940 shares of Class B common stock were issued. The stated par value of each share was not changed from $.01. A total of $98,545 was reclassified from the Company's additional capital account to the Class A and Class B common stock accounts. Earnings and dividends per share amounts have been restated to retroactively give effect to the stock split.

Note 3. On March 2, 1995, the county of Henderson, Kentucky issued solid waste disposal tax-exempt revenue bonds and loaned the $25 million proceeds to the Company. The proceeds are to be used to finance the construction of solid waste disposal and sewage facilities at the Company's chicken facility, protein plant, chicken feed mill and hatchery in Henderson, Kentucky. The bond proceeds are being held by a trustee until construction funds have been expended by the Company, at which time the trustee will reimburse the Company.

Under the loan agreement, the Company agrees to make payments sufficient to pay the principal and interest on the bonds and the purchase price of bonds tendered for purchase. The bonds as initially issued accrue interest at weekly rates. The rate at issue was 3.80% and is currently 4.80%. The rate of interest may be changed from time to time to flexible daily or term rates upon notice. The interest rate on the bonds is determined by the Company's remarketing agent.

The bonds mature on March 1, 2015 but are subject to optional redemption at the direction of the Company and also mandatory redemption after the occurrence of an event that would cause the bonds to become taxable.

Note 4. In February 1995, the Company reached an agreement with the Internal Revenue Service regarding the examination of the 1989 and 1990 Federal income tax returns.

Based on management's best estimate of the final outcome of the examination, the Company, during the second quarter of fiscal 1995, recorded $0.5 million of tax expense and $4.5 million of interest expense attributable to taxes due for the years under audit and the effect of the audit on all subsequent tax years.

HUDSON FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Taxes due under the settlement have not been finalized, but management believes the liability will be substantially less than the assessment previously disclosed. Also, management believes that any remaining taxes due will not impact earnings and will only result in the acceleration of previously recorded deferred income taxes. Management anticipates that the final calculation of the liability will be completed in fiscal 1995.

Note 5. During the first quarter of fiscal 1995, $5.5 million of the outstanding 8% Convertible Subordinated Debentures due 2006 were converted into 263,837 shares of common stock at a conversion price of $21.00 per share. The conversions increased common stock and additional capital by $5.3 million. Also during the first quarter of fiscal 1995, $3.8 million of the outstanding 8% Convertible Subordinated Debentures were redeemed for cash plus a 1.6% premium.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of April 1, 1995 and the related condensed consolidated statements of operations for the three and six month periods ended April 1, 1995 and April 2, 1994, and the condensed consolidated statements of cash flows for the six month periods ended April 1, 1995 and April 2, 1994. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
April 25, 1995

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SECOND QUARTER OF FISCAL 1995 COMPARED WITH
SECOND QUARTER OF FISCAL 1994

Sales from the Company's operations were $271.8 million for the second quarter of fiscal 1995, an increase of $15.5 million, or 6.0% over the second quarter of fiscal 1994. The sales increase primarily resulted from the following:

    Chicken sales increased 12.7% to $146.2 million in the second quarter of fiscal 1995 from $129.8 million in the second quarter of fiscal 1994 primarily due to a 22.6% increase in volume. The volume increase was essentially due to increased sales in international markets, especially Russia.

    Portioned entree sales decreased 6.3% to $44.8 million in the second quarter of fiscal 1995 from $47.8 million in the second quarter of fiscal 1994 primarily due to lower selling prices resulting from changes in the product mix and a slight decrease in volume.

    Luncheon meat sales decreased 13.0% to $36.7 million in the second quarter of fiscal 1995 from $42.2 million in the second quarter of fiscal 1994 primarily due to lower selling prices as a result of changes in the product mix and customer base and a slight decrease in volume.

    Turkey sales increased 31.2% to $29.3 million in the second quarter of fiscal 1995 from $22.4 million in the second quarter of fiscal 1994 primarily due to an 18.8% increase in volume and higher selling prices due to increased sales of further-processed products.

During the second quarter of fiscal 1995, the Company moved into a new area of food processing when its new hamburger plant in Columbus, Nebraska began production. The plant produces beef patties for the Burger King restaurant chain as well as for club stores and other customers. Total beef sales, including the Columbus production, were $4.5 million in the second quarter of fiscal 1995.

Cost of sales was $227.5 million in the second quarter of fiscal 1995, an increase of $5.2 million, or 2.4%, over the second quarter of fiscal 1994. As a percentage of sales, cost of sales decreased to 83.7% for the second quarter of fiscal 1995 from 86.7% in the second quarter of fiscal 1994 primarily due to a 14.8% decrease in feed costs per ton.

Gross profit was $44.3 million in the second quarter of fiscal 1995, an increase of $10.3 million, or 30.1%, over the second quarter of fiscal 1994.
As a percentage of sales, gross profit increased to 16.3% in the second quarter of fiscal 1995 from 13.3% in the second quarter of fiscal 1994 due to the factors discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SECOND QUARTER OF FISCAL 1995 COMPARED WITH
SECOND QUARTER OF FISCAL 1994 (CONTINUED)

Selling and general and administrative expenses were $26.6 million in the second quarter of fiscal 1995, an increase of $1.6 million, or 6.4%, over the second quarter of fiscal 1994. General and administrative expenses rose primarily as a result of increased incentive compensation accruals. As a percentage of sales, selling and general and administrative expenses remained relatively constant at 9.8% in the second quarter of fiscal 1995 compared with 9.7% in the second quarter of fiscal 1994.

Operating income was $17.7 million in the second quarter of fiscal 1995, an increase of $8.7 million, or 95.4%, over the second quarter of fiscal 1994. This increase was primarily due to the improvements in the Company's operations described previously.

Interest expense decreased primarily due to the conversion and redemption of the 8% Convertible Subordinated Debentures coupled with increased capitalized interest on construction in progress.

During the second quarter of fiscal 1995, based on management's best estimate of the final tax and interest due resulting from an Internal Revenue Service examination settlement, the Company recorded $0.5 million of tax expense and $4.5 million of interest expense (see Note 4.).

Other income for the second quarter of fiscal 1995 was composed of gains on assets destroyed by fire.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST SIX MONTHS OF FISCAL 1995 COMPARED WITH
FIRST SIX MONTHS OF FISCAL 1994

Sales from the Company's operations were $551.8 million for the first six months of fiscal 1995, an increase of $45.2 million, or 8.9% over the first six months of fiscal 1994. The sales increase primarily resulted from the following:

    Chicken sales increased 13.2% to $282.6 million in the first six months of fiscal 1995 from $249.6 million in the first six months of fiscal 1994 primarily due to a 22.5% increase in volume. The volume increase was essentially due to increased sales in international markets, especially Russia, and increased domestic consumer demand for chicken products.

    Portioned entree sales decreased slightly to $88.7 million in the first six months of fiscal 1995 from $89.0 million in the first six months of fiscal 1994 primarily resulting from lower selling prices resulting from changes in the product mix. The lower selling prices were partially offset by a 3.1% increase in volume.

    Luncheon meat sales decreased 4.6% to $81.7 million in the first six months of fiscal 1995 from $85.7 million in the first six months of fiscal 1994 primarily due to lower selling prices as a result of changes in the product mix and customer base. The lower selling prices were partially offset by a 3.2% increase in volume.

    Turkey sales increased 32.8% to $72.6 million in the first six months of fiscal 1995 from $54.7 million in the first six months of fiscal 1994 primarily due to a 20.3% increase in volume and higher selling prices due to increased sales of further-processed products.

During the first six months of fiscal 1995, the Company moved into a new area of food processing when its new hamburger plant in Columbus, Nebraska began production. The plant produces beef patties for the Burger King restaurant chain as well as for club stores and other customers. Total beef sales, including the Columbus production, were $6.7 million in the first six months of fiscal 1995.

Cost of sales was $465.7 million in the first six months of fiscal 1995, an increase of $30.8 million, or 7.1%, over the first six months of fiscal 1994. As a percentage of sales, cost of sales decreased to 84.4% in the first six months of fiscal 1995 compared with 85.8% in the first six months of fiscal 1994 primarily due to a 11.6% decrease in feed costs per ton.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST SIX MONTHS OF FISCAL 1995 COMPARED WITH
FIRST SIX MONTHS OF FISCAL 1994 (CONTINUED)

Gross profit was $86.1 million in the first six months of fiscal 1995, an increase of $14.4 million, or 20.0%, over the first six months of fiscal 1994. As a percentage of sales, gross profit increased to 15.6% in the first six months of fiscal 1995 compared with 14.2% in the first six months of fiscal 1994 due to the factors discussed above.

Selling and general and administrative expenses were $52.9 million in the first six months of fiscal 1995, an increase of $2.2 million, or 4.3%, over the first six months of fiscal 1994. General and administrative expenses rose primarily as a result of increased incentive compensation accruals. As a percentage of sales, selling and general and administrative expenses decreased to 9.6% in the first six months of fiscal 1995 from 10.0% in the first six months of fiscal 1994.

Operating income was $33.2 million in the first six months of fiscal 1995, an increase of $12.2 million, or 58.1%, over the first six months of fiscal 1994. This increase was primarily due to the improvements in the Company's operations described previously.

Interest expense decreased primarily due to the conversion and redemption of the 8% Convertible Subordinated Debentures coupled with increased capitalized interest on construction in progress.

During the second quarter of fiscal 1995, based on management's best estimate of the final tax and interest due resulting from an Internal Revenue Service examination settlement, the Company recorded $0.5 million of tax expense and $4.5 million of interest expense (see Note 4.).

Other income for the first six months of fiscal 1995 was primarily composed of gains on assets destroyed by fire.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 1, 1995 was $136.6 million compared with $100.1 million at October 1, 1994 and the current ratio was 2.28 to 1 and 1.87 to 1 at April 1, 1995 and October 1, 1994, respectively. Other current assets increased primarily due to the recording of a sale-leaseback receivable that will be collected in the third quarter of fiscal 1995. Other assets increased primarily due to loan proceeds received from the county of Henderson, Kentucky (see Note 3). The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $372.7 million on April 1, 1995, compared with $284.4 million on October 1, 1994. Long-term obligations represented 23.8% and 26.4% of total capitalization on April 1, 1995 and October 1, 1994, respectively.

Notes payable due under the Company's unsecured credit agreements at April 1, 1995 were $11.1 million compared with $16.8 million on October 1, 1994. Total long-term obligations and current portion of long-term obligations increased $13.5 million due to the net effect of the following: 1) proceeds received on a $25 million loan from the county of Henderson, Kentucky; 2) $3.8 million of 8% Convertible Subordinated Debentures that were redeemed and $5.5 million of 8% Convertible Subordinated Debentures that were converted into Class A common stock; and 3) normal debt payments.

Common stock and additional capital increased $57.9 million to $155.5 million at April 1, 1995 from $97.6 million at October 1, 1994. The increase primarily resulted from the following: 1) the issuance of 2.5 million new shares of Class A common stock sold in a public stock offering on November 21, 1994 and 2) the conversion of $5.5 million of 8% Convertible Subordinated Debentures into common stock (see Note 5). Additionally, during the second quarter of fiscal 1995, the Company issued 6.7 million shares of Class A common stock and 3.2 million shares of Class B common stock in a three-for-two stock split, effected as a stock dividend.

The Company's cash flow used for operating activities was $3.2 million in the first six months of fiscal 1995 compared with $6.6 million in the first six months of fiscal 1994. The improvement was primarily due to higher net income and changes in operating assets and liabilities.

For the first six months of fiscal 1995 and 1994, the Company had capital expenditures of $37.1 million and $16.5 million, respectively. Capital expenditures, in the first six months of fiscal 1995, were for the construction of a beef processing plant in Columbus, Nebraska, the beginning of construction of a chicken complex near Henderson, Kentucky and the expansion and/or upgrading of existing production facilities and related equipment. The beef processing plant began production in January 1995 and the Kentucky chicken complex is expected to begin production in 1996. The capital expenditures have been and will continue to be financed by operations, borrowings, lease arrangements and the issuance of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The $25 million loan proceeds received from the county of Henderson, Kentucky (see Note 3) are being held by a trustee until the Company expends construction funds, at which time the trustee will reimburse the Company. At April 1, 1995, the Company had been reimbursed for $1.2 million of construction expenditures.

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

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 26, 1994, the Company entered into a $100 million unsecured credit agreement that expires June 30, 1997. At April 1, 1995, the Company had $91.8 million available under this agreement. The Company did not have any notes payable outstanding under the agreement but had $8.2 million in outstanding letters of credit. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family in the Company is reduced below 51%.

On May 18, 1994, the Company entered into an unsecured term loan agreement with a financial institution giving the Company the right to borrow up to $50.0 million of senior notes fixed at a rate to be determined at drawdown. The Company had not borrowed under the agreement at April 1, 1995. The agreement expires February 24, 1996.

The Company has entered into four separate unsecured short-term credit agreements with financial institutions (outside the $100 million revolving credit agreement) giving the Company the right to borrow up to $10.0 million each from three institutions and $15.0 million from one institution. At April 1, 1995, the Company had $11.1 million outstanding under these agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TAX MATTERS

In February 1995, the Company reached an agreement with the Internal Revenue Service regarding the examination of the 1989 and 1990 Federal income tax returns.

Based on management's best estimate of the final outcome of the examination, the Company, during the second quarter of fiscal 1995, recorded $0.5 million of tax expense and $4.5 million of interest expense attributable to taxes due for the years under audit and the effect of the audit on all subsequent tax years.

Taxes due under the settlement have not been finalized, but management believes the liability will be substantially less than the assessment previously disclosed. Also, management believes that any remaining taxes due will not impact earnings and will only result in the acceleration of previously recorded deferred income taxes. Management anticipates that the final calculation of the liability will be completed in fiscal 1995.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           Not Applicable

Item 2.    Changes in Securities

           At the February 10, 1995 Annual Meeting of Stockholders, the
           Company announced a three-for-two stock split, effected as a stock dividend, on the Company's Class A and Class B common stock, effective March 28, 1995 for stockholders of record as of February 28, 1995. As a result, the Company issued 6,653,539 shares of Class A common stock and 3,200,940 shares of Class B common stock.

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           At the February 10, 1995 Annual Meeting of Stockholders of
           Hudson Foods, Inc., the stockholders elected the following persons to the Company's Board of Directors by the votes
           indicated below:
                                                                      Authority
           Name                                       For             Withheld
           -------------------------------------------------------------------
           James T. Hudson                         74,992,566          430,032
           Michael T. Hudson                       74,991,211          431,387
           Charles B. Jurgensmeyer                 74,993,544          429,054
           Elmer W. Shannon                        74,555,321          867,277
           Jerry L. Hitt                           74,994,725          427,873
           Kenneth N. May                          74,564,904          857,694
           James R. Hudson                         74,989,607          432,991
           Jane M. Helmich                         74,990,530          432,068

           By 73,243,722 votes for, 1,594,224 votes against, 584,652 votes abstaining and no broker non-votes, the stockholders granted discretionary authority to the proxies to vote for other matters properly brought before the Annual Meeting. However, no votes were cast pursuant to that authority.

Item 5.    Other Information
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit       Description of Exhibit              Sequentially
             Number                                            Numbered Page
             ----------------------------------------------------------------
               4a          Restated Certificate of            Incorporated by
                           Incorporation of Hudson            reference from
                           Foods, Inc., Section 4             Registration
                                                              Statement No.
                                                              33-15274
               11          Calculation of earnings
                           per share                          Page 19

               15          Letter regarding unaudited
                           interim financial information      Page 20

       (b)   Reports on Form 8-K
             Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson Foods, Inc.

Date   May 8, 1995      Michael T. Hudson
                        President

Date   May 8, 1995      Charles B. Jurgensmeyer
                        Chief Financial Officer