Form 10-Q
period 1995-07-01
HUDSON FOODS INC
filed 1995-08-04
CIK 786617

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(MARK ONE)
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 1, 1995

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   / /                  SECURITIES EXCHANGE ACT OF 1934
        For the transition period from________________to_______________

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes / / No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
   As of July 28, 1995 Hudson Foods, Inc. had 20,290,911 shares of $0.01 par value Class A Common Stock outstanding and 9,602,672 shares of $0.01 par value Class B Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                               July 1,      October 1,
                                                1995          1994
ASSETS

Current assets:
  Cash and cash equivalents                   $ 20,131      $  1,899
  Receivables, net                              78,031        65,508
  Inventory:
    Field inventory                             44,901        39,680
    Feed, eggs and other                        22,602        21,581
    Finished products                           97,004        74,240
  Other                                         19,580        12,073
                                              _________     _________
  Total current assets                         282,249       214,981
                                              _________     _________
 Property, plant and equipment, net
  of accumulated depreciation of
  $136,487 and $120,536                        263,679       229,050
Excess cost of investment, net                  14,822        15,244
Other assets                                    39,510        13,905
                                              _________     _________
Total assets                                  $600,260      $473,180
                                              =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements

PART 1.  FINANCIAL INFORMATION  ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                July 1,      October 1,
                                                 1995          1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                               $   --        $ 16,800
  Current portion of long-term obligations       8,655         5,109
  Accounts payable                              50,526        41,188
  Accrued liabilities                           40,183        40,581
  Deferred income taxes                         11,207        11,207
                                              _________     _________
  Total current liabilities                    110,571       114,885
                                              _________     _________
Long-term obligations                          132,950        75,169
                                              _________     _________
Deferred income taxes and deferred gain         60,788        73,937
                                              _________     _________
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000
      shares authorized; issued
      21,203,999 and 9,233,893 shares              212            92
    Class B, $.01 par value; 40,000,000
      shares authorized; issued and
      outstanding 9,602,672 and
      8,501,882 shares                              96            85
  Additional capital                           158,239        97,505
  Retained earnings                            148,638       122,923
  Treasury stock, at cost (915,438 and
    933,854 Class A shares)                    (11,234)      (11,416)
                                              _________     _________
  Total stockholders' equity                   295,951       209,189
                                              _________     _________
Total liabilities and stockholders' equity    $600,260      $473,180
                                              =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                               Three Months Ended        Nine Months Ended
                               July 1,     July 2,      July 1,     July 2,
                                1995        1994         1995        1994
Sales                         $305,650    $266,773     $857,419    $773,392
Cost of sales                  261,825     224,352      727,547     659,282
                              _________   _________    _________   _________
Gross profit                    43,825      42,421      129,872     114,110
Selling                         21,393      20,223       59,591      58,319
General and administrative       6,818       6,309       21,472      18,905
                              _________   _________    _________   _________
Operating income                15,614      15,889       48,809      36,886
                              _________   _________    _________   _________
Other expense (income):
  Interest expense, net            578       1,442        1,054       4,988
  Interest on tax settlement       --          --         4,500         --
  Other                            --          --        (2,190)        --
                              _________   _________    _________   _________
  Total other expense              578       1,442        3,364       4,988
                              _________   _________    _________   _________
Income before income taxes      15,036      14,447       45,445      31,898
Income tax expense               5,642       5,616       18,048      12,600
                              _________   _________    _________   _________
Net income                    $  9,394    $  8,831     $ 27,397    $ 19,298
                              =========   =========    =========   =========
Earnings per share:
  Primary                        $0.31       $0.35        $0.93       $0.78
  Fully diluted                  $0.31       $0.34        $0.93       $0.76
                              =========   =========    =========   =========
Dividends per share:
  Class A                       $.0200      $.0200       $.0600      $.0600
  Class B                       $.0166      $.0166       $.0498      $.0498
                              =========   =========    =========   =========
Weighted average number of
  common and common equivalent
  shares outstanding:
   Primary                      30,234      25,046       29,321      24,878
   Fully diluted                30,234      26,359       29,321      26,274
                              =========   =========    =========   =========
Sales Growth                     14.6%       18.6%        10.9%       14.3%
Margins (Percent of Sales):
 Gross Profit                    14.3%       15.9%        15.1%       14.8%
 Operating Income                 5.1%        6.0%         5.7%        4.8%
 Income Before Income Taxes       4.9%        5.4%         5.3%        4.1%
 Net Income                       3.1%        3.3%         3.2%        2.5%

The accompanying notes are an integral part of the condensed consolidated financial statements

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                         Nine Months Ended
                                                       July 1,        July 2,
                                                       1995            1994
Cash flows from operating activities:
  Net income                                          $27,397         $19,298
  Items included in net income
    not requiring cash:
       Depreciation                                    17,523          15,867
       Amortization                                       688             813
       Deferred gain                                   (2,083)         (2,083)
       Deferred income taxes                             (339)           (578)
       Other                                               72             (62)
  Changes in operating assets and liabilities         (50,408)        (15,365)
                                                     _________        ________
  Cash flows provided by (used for) operations         (7,150)         17,890
                                                     _________        ________
Cash flows from investing activities:
  Purchase of property, plant and equipment           (51,550)        (34,075)
  Disposition of property, plant and
    equipment, net                                        571           3,814
  Funds held by trustee for capital project           (22,031)            --
  Other                                                (2,978)           (233)
                                                     _________        ________
  Cash flows used for investments                     (75,988)        (30,494)
                                                     _________        ________
Cash flows from financing activities:
  Addition (reduction) to notes payable               (16,800)         13,000
  Addition to long-term obligations                    75,000             --
  Reduction of long-term obligations                   (8,131)         (3,491)
  Sale of Class A common stock                         51,264             --
  Dividends                                            (1,682)         (1,335)
  Exercise of stock options and other                   1,719           1,031
                                                     _________        ________
  Cash flows provided by financing                    101,370           9,205
                                                     _________        ________
Increase (decrease) in cash and cash equivalents       18,232          (3,399)
Cash and cash equivalents at beg. of period             1,899           3,891
                                                     _________        ________
Cash and cash equivalents at end of period            $20,131         $   492
                                                     =========        ========
==============================================================================
Supplemental disclosure of cash flow information:
  Interest paid                                       $ 6,242         $ 4,904
  Income taxes paid                                   $31,814         $11,615
==============================================================================
The accompanying notes are an integral part of the condensed consolidated financial statements

HUDSON FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The condensed consolidated financial statements for the periods ended July 1, 1995 and July 2, 1994 include, in the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations and cash flows for such periods. Results for the nine month period ended July 1, 1995 are not necessarily indicative of the results which will be realized for the year ending September 30, 1995. The annual report for the year ended October 1, 1994 contains additional information which should be read in conjunction with these financial statements.

Note 2. On February 10, 1995, the Company's Board of Directors approved a three
- -for-two split of the Company's issued and outstanding Class A and Class B common stock in the form of a stock dividend for the shareholders of record as of February 28, 1995. As a result, 6,653,539 shares of Class A common stock and 3,200,940 shares of Class B common stock were issued. The stated par value of each share was not changed from $.01. A total of $98,545 was reclassified from the Company's additional capital account to the Class A and Class B common stock accounts. Earnings and dividends per share amounts have been restated to retroactively give effect to the stock split.

Note 3. On March 2, 1995, the county of Henderson, Kentucky issued solid waste disposal tax-exempt revenue bonds and loaned the $25.0 million proceeds to the Company. The proceeds are to be used to finance the construction of solid waste disposal and sewage facilities at the Company's processing plant, protein plant, feed mill and hatchery in Henderson, Kentucky. The bond proceeds are being held by a trustee until construction funds have been expended by the Company, at which time the trustee reimburses the Company.

The bonds mature on March 1, 2015 but are subject to optional redemption at the direction of the Company and mandatory redemption after the occurrence of an event that would cause the bonds to become taxable.

Under the loan agreement, the Company will make payments sufficient to pay the principal and interest on the bonds and the purchase price of bonds tendered for purchase. The bonds as initially issued accrue interest at weekly rates. The rate at issue was 3.80% and is currently 3.95%. The rate of interest may be changed from time to time to flexible daily or term rates upon notice. The interest rate on the bonds is determined by the Company's remarketing agent.

HUDSON FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 4. In February 1995, the Company reached an agreement with the Internal Revenue Service regarding the examination of the 1989 and 1990 Federal income tax returns. Based on management's best estimate of the final outcome of the examination, the Company, during the second quarter of fiscal 1995, recorded $0.5 million of tax expense and accrued $4.5 million interest expense attributable to taxes due for the years under audit and the effect of the audit on all subsequent tax years. Total taxes due under the settlement have not been finalized, but management believes the liability will be substantially less than the assessment previously disclosed in the Company's Form 10-K. During the third quarter of fiscal 1995, the Company made a $15.0 million advance payment of the estimated tax and interest due under the settlement. The payment was applied as follows: $4.5 million to the interest accrued in the second quarter and $10.5 million to deferred income taxes payable. Management anticipates that the final calculation of the liability will be completed in fiscal 1995.

Note 5. During the first quarter of fiscal 1995, $5.5 million of the outstanding 8% Convertible Subordinated Debentures due 2006 were converted into 263,837 shares of common stock at a conversion price of $21 per share. The conversions increased common stock and additional capital by $5.3 million. Also during the first quarter of fiscal 1995, $3.8 million of the outstanding 8% Convertible Subordinated Debentures were redeemed for cash plus a 1.60% premium.

Note 6. On May 18, 1994, the Company entered into an unsecured term loan agreement with a financial institution giving the Company the right to borrow up to $50.0 million of senior notes fixed at a rate to be determined at drawdown. On June 13, 1995, the Company borrowed $50.0 million under the agreement at a fixed interest rate of 6.90% to mature July 1, 2005. The loan agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the Company's $100.0 million credit agreement to $20.0 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of July 1, 1995 and the related condensed consolidated statements of operations for the three and nine month periods ended July 1, 1995 and July 2, 1994, and the condensed consolidated statements of cash flows for the nine month periods ended July 1, 1995 and July 2, 1994. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 24, 1995

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

In recent years the Company has undertaken a business strategy focused largely on the following: increased production and sale of further-processed poultry and other processed food products, and increased sales to larger customers such as club store and foodservice chains. This strategy decreased the proportion of feed grain costs in relation to total cost of sales, which reduced the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity poultry price fluctuations. Another result of this strategy has been increased sales to large customers under firm-price or cost-plus contracts utilizing dedicated plant arrangements. Although an increase in feed costs or a decrease in finished product prices could have an adverse effect on the Company, management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THIRD QUARTER OF FISCAL 1995 COMPARED WITH
THIRD QUARTER OF FISCAL 1994

Sales from the Company's operations were $305.7 million for the third quarter of fiscal 1995, an increase of $38.9 million, or 14.6% over the third quarter of fiscal 1994. The sales increase primarily resulted from the following:

    Chicken sales increased 20.6% to $175.5 million in the third quarter of fiscal 1995 from $145.5 million in the third quarter of fiscal 1994 primarily due to a 24.4% increase in volume partially offset by a 3.1% decrease in selling prices. The volume increase was essentially due to increased sales in international markets, especially Russia, and increased domestic consumer demand for chicken products. The decrease in selling prices was primarily due to increased sales of dark meat in international markets.

    Portioned entree sales decreased 10.4% to $37.1 million in the third quarter of fiscal 1995 from $41.4 million in the third quarter of fiscal 1994 primarily due to a 10.1% decrease in volume and a slight decrease in selling prices. The portioned entree division has had some changes in its customer base and product lines that caused total volume and selling prices to decline. However, the division has partially offset the declines by adding new products and entering new markets.

    Luncheon meat sales decreased 5.0% to $37.7 million in the third quarter of fiscal 1995 from $39.7 million in the third quarter of fiscal 1994 primarily due to a 16.4% decrease in selling prices offset by a 13.6% increase in volume. Recently, the division has made price and product mix changes to help increase its market share.

    Turkey sales increased 14.5% to $32.1 million in the third quarter of fiscal 1995 from $28.1 million in the third quarter of fiscal 1994 primarily due to a 12.7% increase in volume and a 1.6% increase in selling prices. The turkey division has been successful in selling more further-processed products to both existing and new customers.

    Beef sales were $13.6 million in the third quarter of fiscal 1995. The Company moved into a new area of food processing when its hamburger plant in Columbus, Nebraska began production in February 1995. The plant produces beef patties for the Burger King restaurant chain as well as for club stores and other customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THIRD QUARTER OF FISCAL 1995 COMPARED WITH
THIRD QUARTER OF FISCAL 1994 (CONTINUED)

Cost of sales was $261.8 million in the third quarter of fiscal 1995, an increase of $37.5 million, or 16.7%, over the third quarter of fiscal 1994. As a percentage of sales, cost of sales increased to 85.7% for the third quarter of fiscal 1995 from 84.1% in the third quarter of fiscal 1994.
The increase primarily resulted from higher processing costs due to increased sales of further-processed products and decreases in selling prices discussed earlier. The increase was offset somewhat by an 11.9% decrease in feed costs per ton.

Gross profit was $43.8 million in the third quarter of fiscal 1995, an increase of $1.4 million, or 3.3%, over the third quarter of fiscal 1994. As a percentage of sales, gross profit decreased to 14.3% in the third quarter of fiscal 1995 from 15.9% in the third quarter of fiscal 1994 due to the factors discussed above.

Selling and general and administrative expenses were $28.2 million in the third quarter of fiscal 1995, an increase of $1.7 million, or 6.3%, over the third quarter of fiscal 1994. As a percentage of sales, selling and general and administrative expenses decreased to 9.2% in the third quarter of fiscal 1995 compared with 9.9% in the third quarter of fiscal 1994.

Operating income remained almost constant at $15.6 million for the third quarter of fiscal 1995 compared with $15.9 million for the third quarter of fiscal 1994.

Interest expense decreased primarily due to the conversion and redemption of the 8% Convertible Subordinated Debentures coupled with increased capitalized interest on construction in progress.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST NINE MONTHS OF FISCAL 1995 COMPARED WITH
FIRST NINE MONTHS OF FISCAL 1994

Sales from the Company's operations were $857.4 million for the first nine months of fiscal 1995, an increase of $84.0 million, or 10.9% over the first nine months of fiscal 1994. The sales increase primarily resulted from the following:

    Chicken sales increased 16.0% to $458.1 million in the first nine months of fiscal 1995 from $395.1 million in the first nine months of fiscal 1994 primarily due to a 23.2% increase in volume partially offset by a 5.9% decrease in selling prices. The volume increase was essentially due to increased sales in international markets, especially Russia, and increased domestic consumer demand for chicken products. The decrease in selling prices was primarily due to product mix changes and increased sales of dark meat in international markets.

    Portioned entree sales decreased 3.5% to $125.8 million in the first nine months of fiscal 1995 from $130.4 million in the first nine months of fiscal 1994 primarily due to a 2.7% decrease in selling prices and a slight decrease in volume. The portioned entree division has had some changes in its customer base and product lines that caused total volume and selling prices to decline. However, the division has partially offset the declines by adding new products and entering new markets.

    Luncheon meat sales decreased 4.7% to $119.4 million in the first nine months of fiscal 1995 from $125.3 million in the first nine months of fiscal 1994 primarily due to a 10.6% decrease in selling prices offset by a 6.6% increase in volume. Recently, the division has made price and product mix changes to help increase its market share.

    Turkey sales increased 26.6% to $104.8 million in the first nine months of fiscal 1995 from $82.8 million in the first nine months of fiscal 1994 primarily due to an 18.0% increase in volume and a 7.3% increase in selling prices. The turkey division has been successful in selling more further-processed products to both existing and new customers.

    Beef sales were $20.3 million in the first nine months of fiscal 1995. The Company moved into a new area of food processing when its hamburger plant in Columbus, Nebraska began production in February 1995. The plant produces beef patties for the Burger King restaurant chain as well as for club stores and other customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST NINE MONTHS OF FISCAL 1995 COMPARED WITH
FIRST NINE MONTHS OF FISCAL 1994 (CONTINUED)

Cost of sales was $727.5 million in the first nine months of fiscal 1995, an increase of $68.3 million, or 10.4%, over the first nine months of fiscal 1994. As a percentage of sales, cost of sales decreased to 84.9% in the first nine months of fiscal 1995 from 85.2% in the first nine months of fiscal 1994 primarily due to an 11.7% decrease in feed costs per ton.

Gross profit was $129.9 million in the first nine months of fiscal 1995, an increase of $15.8 million, or 13.8%, over the first nine months of fiscal 1994. As a percentage of sales, gross profit increased to 15.1% in the first nine months of fiscal 1995 from 14.8% in the first nine months of fiscal 1994 due to the factors discussed above.

Selling and general and administrative expenses were $81.1 million in the first nine months of fiscal 1995, an increase of $3.8 million, or 5.0%, over the first nine months of fiscal 1994. General and administrative expenses rose primarily as a result of increased wages and incentive compensation accruals. As a percentage of sales, selling and general and administrative expenses decreased to 9.5% in the first nine months of fiscal 1995 from 10.0% in the first nine months of fiscal 1994.

Operating income was $48.8 million in the first nine months of fiscal 1995, an increase of $11.9 million, or 32.3%, over the first nine months of fiscal 1994. This increase was primarily due to the improvements in the Company's operations described previously.

Interest expense decreased primarily due to the conversion and redemption of the 8% Convertible Subordinated Debentures coupled with increased capitalized interest on construction in progress.

During the second quarter of fiscal 1995, based on the Company's best estimate of the final tax and interest due resulting from an Internal Revenue Service examination settlement, the Company recorded $0.5 million of tax expense and $4.5 million of interest expense (see Note 4.).

Other income for the first nine months of fiscal 1995 was primarily composed of insurance proceeds received in excess of the book value of assets destroyed by fire.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 1, 1995 was $171.7 million compared with $100.1 million at October 1, 1994 and the current ratio was 2.55 to 1 and 1.87 to 1 at July 1, 1995 and October 1, 1994, respectively. Accounts receivable and finished product inventory increased primarily due to increased sales, especially in international markets and inventory build-up to meet those sales. Other current assets increased primarily due to the recording of an insurance claim receivable for fire losses. Other assets increased primarily due to loan proceeds received from the county of Henderson, Kentucky (see Note 3). The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $428.9 million on July 1, 1995, compared with $284.4 million on October 1, 1994. Long-term obligations represented 31.0% and 26.4% of total capitalization on July 1, 1995 and October 1, 1994, respectively.

The Company did not have any notes payable due under its unsecured credit agreements at July 1, 1995 compared with $16.8 million on October 1, 1994. Total long-term obligations and current portion of long-term obligations increased $61.3 million due to the net effect of the following: 1) proceeds received on a $50.0 million loan from a financial institution; 2) proceeds received on a $25.0 million loan from the county of Henderson, Kentucky;
3) $3.8 million of 8% Convertible Subordinated Debentures that were redeemed and $5.5 million of 8% Convertible Subordinated Debentures that were converted into Class A common stock; 4) a $1.1 million debt prepayment; and 5) normal debt payments.

Common stock and additional capital increased $60.9 million to $158.5 million at July 1, 1995 from $97.7 million at October 1, 1994. The increase primarily resulted from the issuance of 2.5 million new shares of Class A common stock sold in a public stock offering on November 21, 1994 and the conversion of $5.5 million of 8% Convertible Subordinated Debentures into common stock
(see Note 5). Additionally, during the second quarter of fiscal 1995, the Company issued 6.7 million shares of Class A common stock and 3.2 million shares of Class B common stock in a three-for-two stock split, effected as a stock dividend.

The Company's cash flow used for operating activities was $7.2 million in the first nine months of fiscal 1995 compared with cash flow provided by operations of $17.9 million in the first nine months of fiscal 1994. The decrease was primarily due to increases in operating assets (especially accounts receivable and inventory) and a $10.5 million decrease in deferred income taxes resulting from the payment of taxes due as a result of an Internal Revenue Service examination of 1989 and 1990 Federal income tax returns.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

For the first nine months of fiscal 1995 and 1994, the Company had capital expenditures of $51.6 million and $34.1 million, respectively. Capital expenditures, in the first nine months of fiscal 1995, were for the construction of a beef processing plant in Columbus, Nebraska, the beginning of construction of a chicken complex near Henderson, Kentucky and the expansion and/or upgrading of existing production facilities and related equipment. The beef processing plant began production in February 1995 and the Kentucky chicken complex is expected to begin production in 1996. The capital expenditures have been and will continue to be financed by operations, borrowings, lease arrangements and the issuance of common stock.

The $25.0 million loan proceeds received from the county of Henderson, Kentucky (see Note 3) are being held by a trustee, earning interest, until the Company expends construction funds, at which time the trustee reimburses the Company. At July 1, 1995, the Company had been reimbursed for $3.3 million of construction expenditures.

The Company's capital budget for fiscal 1995 contemplates aggregate capital expenditures of approximately $94.0 million for the building of the new beef processing plant and chicken complex and upgrading and/or expanding current production facilities and related equipment. To achieve this level of capital expenditures, the Company will be required to obtain waivers of debt covenants from certain lenders. Management believes that such waivers will be obtained. However, there can be no assurance that such waivers will be granted.

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 26, 1994, the Company entered into a $100.0 million unsecured credit agreement that expires June 30, 1997. At July 1, 1995, the Company had $91.8 million available under this agreement. The Company did not have any notes payable outstanding under the agreement but had $8.2 million in outstanding letters of credit. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%.

The Company has entered into four separate unsecured short-term credit agreements with financial institutions (outside the $100.0 million revolving credit agreement) giving the Company the right to borrow up to $10.0 million each from three institutions and $15.0 million from one institution. At July 1, 1995, the Company did not have any notes payable outstanding under these agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On May 18, 1994, the Company entered into an unsecured term loan agreement with a financial institution giving the Company the right to borrow up to $50.0 million of senior notes fixed at a rate to be determined at drawdown. On June 13, 1995, the Company borrowed $50.0 million under the agreement at a fixed interest rate of 6.90% to mature July 1, 2005. The loan agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the Company's $100.0 million credit agreement to $20.0 million (see Note 6).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TAX MATTERS

In February 1995, the Company reached an agreement with the Internal Revenue Service regarding the examination of the 1989 and 1990 Federal income tax returns. Based on management's best estimate of the final outcome of the examination, the Company, during the second quarter of fiscal 1995, recorded $0.5 million of tax expense and accrued $4.5 million interest expense attributable to taxes due for the years under audit and the effect of the audit on all subsequent tax years. Total taxes due under the settlement have not been finalized, but management believes the liability will be substantially less than the assessment previously disclosed in the Company's Form 10-K. During the third quarter of fiscal 1995, the Company made a $15.0 million advance payment of the estimated tax and interest due under the settlement.
The advance payment was applied as follows: $4.5 million to the interest accrued in the second quarter and $10.5 million to deferred income taxes payable. Management anticipates that the final calculation of the liability will be completed in fiscal 1995.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           Not Applicable

Item 2.    Changes in Securities
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit       Description of Exhibit             Sequentially
             Number                                           Numbered Page
             -----------------------------------------------------------------
               4a          Restated Certificate of            Incorporated by
                           Incorporation of Hudson            reference from
                           Foods, Inc., Section 4             Registration
                                                              Statement No.
                                                              33-15274
               11          Calculation of earnings
                           per share                          Page 20

               15          Letter regarding unaudited
                           interim financial information      Page 21

               27          Financial Data Schedule

       (b)   Reports on Form 8-K
             Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson Foods, Inc.

Date   August 4, 1995      Michael T. Hudson
                           President

Date   August 4, 1995      Charles B. Jurgensmeyer
                           Chief Financial Officer