Form 10-K
period 1995-09-30
HUDSON FOODS INC
filed 1995-12-19
CIK 786617

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-K

(Mark One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 1995

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from______________to____________


                  Commission File Number: 1-9050

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

Class A Common Stock, $.01 par value     New York Stock Exchange, Inc.

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

     On December 1, 1995, there were outstanding 20,470,573 shares of the registrant's Class A common stock, $.01 par value, and 9,602,672 shares of the registrant's Class B common stock, $.01 par value. The Class B common stock is not registered or publicly traded, and its transferability is restricted.

     The aggregate market value of the 19,535,326 shares of Class A common stock held by non-affiliates of the registrant as of December 1, 1995 was $312,565,216. The aggregate market value of the 2,672 shares of Class B common stock held by non-affiliates of the registrant on December 1, 1995 was $42,752, assuming that each share of Class B common stock has a market value equal to a share of Class A common stock.

                DOCUMENTS INCORPORATED BY REFERENCE

     Hudson Foods, Inc. Annual Report for fiscal year ended September 30, 1995 (certain portions incorporated by reference into part II)

     Proxy  Statement for Annual Meeting of Stockholders, February
9,   1996  and  Adjournments  (certain  portions  incorporated   by
reference into Part III)

PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Hudson Foods, Inc. ("Hudson" or the "Company") was organized in 1972 by James T. Hudson to purchase a broiler processing plant in Noel, Missouri and other related assets from the Ralston Purina Company. The Company's poultry operations grew in subsequent years through a series of acquisitions including an integrated turkey operation in 1979 and a major poultry company in 1986 which doubled
Hudson's  size.   Between 1987 and 1990 the Company  expanded  into
luncheon  meats with the acquisitions of three established regional
brands:  OhSe(R),  Schweigert(R) and  Roegelein(R).  In 1990,   the
Company entered the market for frozen portioned entrees through the acquisition of Pierre Frozen Foods, Inc. ("Pierre") and expanded those operations in 1992 with the purchase of an additional
manufacturing  plant.   The Company entered  the  market  for  beef
products when its newly constructed beef processing plant began production in February 1995.

The Company's luncheon meat operation is comprised of three processing plants. On October 4, 1995, the Company entered into a letter of intent with Farmland Foods, Inc. to sell its Topeka, Kansas, luncheon meat plant and also the OhSe(R) and Roegelein(R) brand names. Additionally, the Company intends to close its Wichita, Kansas, luncheon meat processing facility no later than January 13,
1996.   The  two  plants that are proposed to  be  sold  or  closed produce  ham,  bacon  and  a variety of  luncheon  meats  and  were
responsible  for  about $110.0 million of fiscal 1995  sales.   The
Company will keep its plant located in Albert Lea, Minnesota, and also the Schweigert(R) brand name.

NARRATIVE DESCRIPTION OF BUSINESS

General

The Company is a vertically integrated producer of chicken and turkey products, controlling the breeding, hatching, growing, processing and packaging of those product lines. According to 1994 industry statistics, the Company was the seventh largest integrated
broiler   company  of  52  companies   that    were    surveyed.(1)
Additionally,  the  Company processes and  markets  beef  and  pork products.
______________
(1) Information contained in the January 1995 issue of "U.S. Broiler Industry." The rankings were based on average weekly ready-to-cook production in millions of pounds during the past twelve months.

The Company was established as a regional poultry producer selling commodity-type products. Through acquisitions and expansions, the Company has increased its sales and product lines. In recent years the Company has implemented a strategy to increase sales of further-processed products, to increase sales to targeted large customers under supply and pricing arrangements that yield more stable profit margins and to diversify its product lines to include non-poultry products.

On October 12, 1994, Hudson entered into a five-year, cost-plus supply agreement with Boston Chicken, Inc., a franchiser and operator of Boston Market foodservice stores specializing in complete meals featuring rotisserie roasted chicken. That agreement provided for Boston Chicken to purchase 100% of the capacity of two Hudson chicken processing plants, one in Dexter, Missouri, and one being built near Henderson, Kentucky. But subsequent to the signing of the original supply agreement, Boston Market broadened its menu, which decreased its anticipated needs for chicken. In light of this development, the Company plans to build the Henderson plant for the production of chill-pack and individually frozen products, as the Company anticipates strong future demand for those products from customers other than Boston Chicken. The Dexter plant , however, is expected to remain in place as a facility producing chicken products for Boston Chicken. The Company anticipates that the original supply agreement with

Boston Chicken will be modified and, as a result, the Company will be afforded opportunities to expand its relationship with Boston Chicken by supplying turkey, ham and meat loaf in addition to chicken products. The Dexter plant began producing approximately 650,000 chickens per week for Boston Market in April 1995. The Henderson plant is expected to begin production in the summer of 1996.

Through most of fiscal 1995, each of the Company's product lines, i.e. chicken, portioned entrees, luncheon meat, turkey and beef represented separate divisions with separate management and sales staffs. In August 1995, the Company created the specialty foods division by combining the portioned entree, luncheon meat, turkey and beef divisions under one unified management team. The specialty foods division will have a more focused structure with centralized sales and marketing.

Products, Marketing and Customers

The following table sets forth for the periods indicated the net sales for each of the Company's major product lines and the respective percentage of total sales.

                                         Fiscal Year Ended
                   -------------------------------------------------------------
                    September 30, 1995     October 1, 1994       October 2, 1993
                           Percentage           Percentage            Percentage
                     Net    of Total      Net    of Total       Net    of Total
                    Sales    Sales       Sales    Sales        Sales    Sales
                   -------------------------------------------------------------
(In millions)
Chicken            $  648.3   54.0%    $  533.4    51.2%      $454.9     49.4%
Portioned entrees     171.4   14.3        175.5    16.9        143.5     15.6
Luncheon meats        159.0   13.2        164.7    15.8        159.9     17.4
Turkey                145.1   12.1        113.2    10.9        100.6     10.9
Beef                   37.3    3.1          --      --           --       --
Other(1)               39.4    3.3         54.0     5.2         61.6      6.7
                   --------  ------    --------   ------      ------    ------
 Totals            $1,200.5  100.0%    $1,040.8   100.0%      $920.5    100.0%
                   ========  ======    ========   ======      ======    ======
--------------
(1)  Other primarily includes sales of liquid and dried egg products., bird, feed mill, transportation and distribution branch sales.

The following table sets forth for the periods indicated the net sales to each of the Company's customer groups and the respective percentage of total sales.

                                         Fiscal Year Ended
                ----------------------------------------------------------------
                   September 30, 1995    October 1, 1994(1)   October 2, 1993(1)
                           Percentage            Percentage           Percentage
                    Net     of Total      Net     of Total     Net     of Total
                   Sales      Sales      Sales     Sales      Sales     Sales
                ----------------------------------------------------------------
(In millions)
Foodservice &
  club stores   $  508.9      42.4%    $  474.6    45.6%     $446.1      48.5%
Retail             506.2      42.2        440.6    42.3       383.8      41.7
International      139.2      11.6         60.7     5.8        28.0       3.0
Other               46.2       3.8         64.9     6.3        62.6       6.8
                --------     ------    --------   ------     ------     ------
    Totals      $1,200.5     100.0%    $1,040.8   100.0%     $920.5     100.0%
                ========     ======    ========   ======     ======     ======
(1)  Certain  Fiscal 1994 and 1993 customer group amounts have  been reclassified to conform to the 1995 presentation.

The Company's products are sold domestically in three primary markets: foodservice, club stores and retail outlets. The foodservice market is comprised primarily of full-service and fast-food restaurants, prepared food companies and various institutional customers such as schools, colleges and health care facilities. The retail market includes grocery store chains, independent grocery stores and grocery wholesalers.

The Company sells its products through independent brokers and sales personnel of the Company. The products are distributed from the Company's plants or storage facilities to the final customer or distribution centers via Company-owned trucks or contract carriers.

The primary raw materials used by the Company in its operations include raw meat, feed ingredients, cooking ingredients and packaging supplies. The Company grows substantially all the live chickens and turkeys used by its processing plants but also buys live birds and processed poultry from outside sources. Beef and pork raw materials are purchased from outside sources. The Company believes that its sources of supply for these materials are adequate for its present needs and does not anticipate any difficulty in acquiring these materials in the future.

Chicken. The Company offers a wide variety of further-processed chicken products for convenient preparation and consumption in homes, restaurants and institutions. The Company's principal further-processed products are cooked and uncooked individually frozen boneless and bone-in chicken pieces, breaded and fried chicken breast patties, chicken breast tenderloins, chicken nuggets, buffalo-style wings and barbecued chicken. These products are sold nationally to club stores, foodservice and retail outlets under the Hudson(R) and Delightful Farms(R) brand names.

In addition to further-processed products, the Company sells chill-packed and ice-packed chicken parts and whole birds. The chill-packed products are marketed under the Hudson(R) brand name to retail and foodservice outlets. The ice-packed products are sold in bulk to retail and foodservice outlets and franchisees of fast food chains.

Portioned Entrees. The Company's portioned entree products are sold nationally and consist of a full line of portion-controlled products including many varieties of flame-broiled chicken, beef and pork patties, microwaveable chicken, beef and pork sandwiches, sausage patties and links, country-fried steak, chicken nuggets, chicken patties, unbreaded char-broiled chicken, beef and pork finger foods, pizza, potato skin kits, chicken fajita kits and related products. These products are distributed to club store chains and foodservice customers such as restaurants, employee cafeterias, schools, colleges, universities and health-care facilities. The Company is one of the nation's largest processors of United States Department of Agriculture ("USDA") commodity beef and pork into further-processed products for school lunch programs. In addition, the portioned entree division sells to vending machine operators and sandwich makers that service convenience stores. The portioned entree products are marketed under the Pierre(R) and Hudson(R) brand names.

Luncheon Meats. The Company's luncheon meat products include a line of further-processed meat products that are sold primarily in the Central United States. Those products include luncheon meats, wieners, sausage, hams, bacon and miscellaneous chicken and turkey products. Its principal customers consist of retail supermarket chains, cooperative supermarket warehouses and club store chains, together with foodservice customers such as restaurants, schools and other vendors. Products are marketed under the OhSe(R), Schweigert(R) and Roegelein(R) brand names as well as various private labels.

Turkey. The Company offers a full line of further-processed turkey products which includes smoked turkey, turkey sausage, turkey pastrami, turkey salami, turkey bologna and turkey ham sold under the Hudson(R) brand name. The Company also sells fat-free, flavored turkey breasts under the Gourmet Recipe(R) line. The Company markets individually packaged whole turkeys, both fresh and frozen, during seasonal peaks under the Hudson(R) brand name and private labels. The Company's turkey products are sold nationally primarily to retail delicatessens, foodservice customers, retail grocery chains and club store chains.

Beef. The Company's beef operation produces hamburger patties for the Burger King system that are sold in retail outlets primarily in the Midwestern United States. In addition, the Company has agreements to supply patties to national retail and club store outlets. (Also see "Beef" discussion in Item 2. Property.)

International Sales

The Company's products are sold internationally through sales offices located in Rogers, Arkansas; Miami, Florida; Gdynia, Poland and Moscow, Russia. International sales accounted for 11.6% of the Company's total sales during fiscal 1995. The Company's products were sold primarily in Russia, Eastern Europe, Asia and Latin America. The majority of these sales were leg quarters to wholesalers in Russia and Poland, but the Company also sold other items such as hot dogs and turkey products. The loss of sales to Russia could have a material adverse effect on the Company.

Major Customers

The Company's sales to Wal-Mart Stores, Inc. ("Wal-Mart") in fiscal 1995 constituted approximately 14.7% of total sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1995. Sales to the Company's second largest customer, the
Burger King system, were approximately 6.7% of total sales. The loss of either of these customers may have a material adverse effect on the Company.

Competition

The primary competitive factors in the poultry industry include price, product quality, product development, brand identification and customer service. Hudson's poultry products compete primarily with other integrated poultry companies. Although poultry is relatively inexpensive in comparison with other meats, the Company also competes indirectly with the producers of other meats and fish and changes in the relative prices of these foods may affect consumer buying patterns.

The Company's portioned entree product lines compete with regional and national meat processing companies, some of which are divisions of fully integrated companies. The luncheon meat product lines compete primarily with national and regional meat processing companies. Price and brand name recognition are important factors in the business.

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

Employees and Labor Relations

As of September 30, 1995, the Company employed 10,303 persons. Generally, the Company believes that relations with its employees are good.

ITEM 2. PROPERTY

General

The Company regularly engages in construction and other capital improvement projects intended to expand and improve the efficiency of its processing and support facilities. The Company's chicken facilities were generally fully utilized in fiscal 1995. The Company's portioned entree, luncheon meat and turkey facilities were generally 85% to 90% utilized in fiscal 1995. The Company's beef facility is currently producing at approximately 50% of its capacity. (See "Beef" discussion below). The Company believes that its facilities are generally in good condition and suitable for their current purposes.

The Company's Hope, Arkansas, Springfield, Missouri and Cincinnati, Ohio facilities are subject to mortgages or deeds of trust.

Plants and Facilities

Chicken. The Company's chicken operations include breeding, hatching, rearing, ingredient procurement, feed formulation and milling, veterinary and other technical services, processing and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chickens which lay eggs. The Company transfers the eggs to its hatcheries. The newly hatched broiler chicks are then delivered to independent contract growers or Company-owned farms where they are raised until they reach processing weight, usually within seven weeks. During the growout period, the Company provides growers with feed and other items, as well as supervisory and technical assistance. The broilers are then transported by Company trucks to its processing plants. The Company operates six chicken processing plants devoted to various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. These processing plants are located in Hope, Arkansas; Berlin, Maryland; Noel, Missouri; Albertville, Alabama; Dexter, Missouri; and Corydon, Indiana. It operates six feed mills, eight broiler hatcheries and four protein facilities.

The  Company's  current  processing  volume  is  approximately  5.3 million chickens per week. During fiscal 1995 the Company processed approximately 4.6 million chickens per week, yielding approximately 863.0 million pounds of chicken products for the year.

The Company is currently building an integrated chicken processing complex near Henderson, Kentucky. When completed, the complex will include a feed mill, hatchery, processing plant and protein plant. The Henderson plant is expected to begin production in the summer of 1996, with initial production averaging 325,000 chickens per week. When the Henderson plant reaches full capacity, scheduled for 1997, its production is expected to average 1.3 million chickens per week.

Portioned Entrees. The Company produces its portioned entree products at plants in Cincinnati, Ohio and Caryville, Tennessee which have annual production capacity of approximately 100 million pounds. During fiscal 1995, the Company produced approximately 85 million pounds of portioned entree products.

Luncheon Meats. The Company produces luncheon meats, wieners, sausage, and miscellaneous cooked chicken and turkey products at two plants, one in Topeka, Kansas, and one in Albert Lea, Minnesota. All ham and bacon products are produced at the
Company's plant in Wichita, Kansas. The three plants' annual production capacity for processed meat products is approximately 170 million pounds. During fiscal 1995, the Company produced approximately 152 million pounds of luncheon meat products. The Company has entered into a letter of intent that anticipates the sale of the Topeka plant and has announced plans to close the Wichita plant. See Item 1. Business. General Development of Business.

Turkey. The Company is a fully integrated turkey processor. The Company's turkey operations include similar processes as discussed above for chicken. The Company operates two turkey processing facilities in Springfield, Missouri. One is a basic processing plant and the other is a further-processing plant. These facilities have an annual production capacity of 170 million pounds. During fiscal 1995, the Company produced approximately 146 million pounds of turkey products. In addition, the Company operates one feed mill and two hatcheries.

Beef. The Company completed the construction of a hamburger processing plant in Columbus, Nebraska in February 1995. The annual plant capacity is approximately 190 million pounds. During the eight months the plant was in production in fiscal 1995, it produced approximately 32 million pounds. The plant was originally designed to process hamburger patties primarily for the Burger King system. However, the plant size was subsequently expanded to allow for additional capacity to serve other customers. The Burger King system has committed to purchase, for a multi-year period, approximately one-third of the capacity of the plant and has an option to buy more. Sales to the Burger King system are made based on a formula price plus raw material costs. The plant also processes patties and chubs for national retail and club store outlets and has recently obtained contracts to produce 40 million pounds in the next twelve to fourteen months. That new business should raise the plant production from its current level of 50% of capacity to approximately 70% by the end of the first quarter of fiscal 1996. In addition, the Company is a minority co-investor with the Burger King Corporation and SBS Processing, Inc. in a similar hamburger processing plant in Petersburg, Virginia.

Other.   The Company has a feed mill and an egg breaking  plant  in
Social Circle, Georgia that produces liquid and dried egg products.

ITEM 3. LEGAL PROCEEDINGS

On March 16, 1993, the United States of America, by the Attorney General of the United States acting at the request of the Environmental Protection Agency, filed a civil complaint against the Company in the United States District Court for the South District of Indiana, New Albany Division, as civil action No. NA 93-19-C, alleging violations of the Federal Water Pollution Control Act (the "Act"). Subsequently, this action was moved to the Indianapolis Division and assigned Cause No. IP93-0692-C. The complaint seeks, among other things, a permanent injunction preventing the Company from discharging wastewater in violation of the Act from one of its processing facilities, and a civil penalty of up to $25,000 per day for each violation of the Act. The Company has reached an agreement in principle with the United States Department of Justice to settle the litigation without admission of any violation. The agreement has not been finalized and submitted to the District Court for entry. However, the Company believes that if the final agreement is consistent with the agreement in principle, the outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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


PART II

ITEM 5. MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
        STOCKHOLDER MATTERS.

COMMON STOCK

The Company's certificate of incorporation permits the issuance of up to 40,000,000 shares each of Class A common stock, $.01 par value, and Class B common stock, $.01 par value. On December 1, 1995, there were 21,346,824 shares of Class A common stock issued (including 876,251 shares held in treasury) and 9,602,672 shares of Class B common stock issued and outstanding. The Transfer Agent and Registrar for both classes of common stock is Chemical Mellon Shareholder Services of Los Angeles, California.

The Class A common stock has one vote per share, while the Class B common stock has ten votes per share in all matters submitted to a vote of the Company's stockholders. Except as required by law or the certificate of incorporation, holders of Class A or Class B common stock shall vote together as a single class. Holders of Class A and Class B common stock are entitled to receive such dividends and other distributions as may be determined by the Board of Directors out of any funds of the Company legally available therefor; provided, however, that no dividend may be declared and paid on the Class B common stock unless a dividend is also declared and paid on the Class A common stock, and, in such an event, the dividend per share of Class B common stock may not exceed 90% of the dividend per share of Class A common stock. Certain members of the Hudson family own substantially all of the Class B common stock which concentrates voting control over the Company with James T. Hudson and the Hudson family. The Class B common stock voting power is sufficient to, among other things, approve or prevent extraordinary corporate transactions, such as mergers, consolidations or sales of substantially all of the Company's assets and to elect or remove the members of the Board of Directors.

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

On December 1, 1995, the 20,470,573 shares of Class A common stock then outstanding were held by approximately 1,405 holders of record (excluding persons holding shares in nominee names).

The Company's Class A common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "HFI." The following table sets forth the quarterly high and low sales prices for the Class A common stock as reported on the NYSE.

                                                   High     Low
                                                  ------  ------
Fiscal 1994*
First Quarter                                          9   7 1/8
Second Quarter                                    11 1/8   7 3/8
Third Quarter                                     12 1/4   8 1/2
Fourth Quarter                                    16 3/4  11 7/8

Fiscal 1995
First Quarter*                                    17 7/8  13 7/8
Second Quarter*                                       20  16 3/4
Third Quarter                                     19 1/4  12 3/4
Fourth Quarter                                    15 1/2  13 1/4

Fiscal 1996
First Quarter (through December 13, 1995)         17 1/4  13 5/8

  *Prices  adjusted  to  reflect  a  3-for-2  stock split effective
March 27, 1995.

The Class B common stock is not traded on the NYSE or any other exchange, and the Company is not aware of any public market for such shares. On December 1, 1995, 9,602,672 shares of Class B common stock were outstanding; these shares were held by approximately 19 holders of record. James T. Hudson beneficially owns 99.9 percent of the outstanding Class B common stock.

On November 21, 1994, the Company sold 2.5 million shares of newly issued Class A common stock at $21.75 per share in a public stock offering. The Company received $20.72 per share, or $51.8 million from the offering. The underwriters' fee accounted for the difference of $1.03 per share. Also, certain stockholders of the Company sold 2.1 million shares of Class A common stock at $21.75 per share.

On March 27, 1995, the Company issued 6.7 million shares of Class A common stock and 3.2 million shares of Class B common stock in a three-for-two stock split, effected as a stock dividend.

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

During the fourth quarter of fiscal 1994, the Company called all of the Class A Old Debentures and the Class B Old Debentures.
Approximately $8.1 million of the Class A Old Debentures were converted into shares of Class A common stock at a conversion price of $21.00 per share during fiscal 1994. By October 7, 1994, approximately $13.6 million of the Class A Old Debentures were converted to Class A common stock and all $26,000 of the Class B Old Debentures were converted to Class B common stock, with the remainder exchanged for cash including a 1.6% premium over par. The conversions resulted in decreases in long-term debt and increases in stockholders' equity in fiscal 1994 and fiscal 1995.

DIVIDEND POLICY

The Company's Board of Directors has declared cash dividends every fiscal quarter since the Company's initial public offering in February 1986. Since April 1987, the Board has declared quarterly dividends of $.02 per share of Class A common stock and $.0167 per share of Class B common stock (dividend payments have been adjusted to reflect a 3- for-2 stock split effective March 27,
1995). The Company's certificate of incorporation restricts the per share dividends declared and paid on Class B common stock to not more than 90 percent of the per share dividends declared and paid on Class A common stock.

Payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. Additionally, the Company has entered into certain loan agreements that restrict its ability to pay dividends. The Company's primary credit facility restricts dividend payments to a maximum of $2.8 million in any fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference from the section captioned "Eleven-Year Financial Summary," pages 30 and 31 of the Hudson Foods, Inc. 1995 Annual Report (the "1995 Annual Report").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the sections captioned "Discussion of Operations," "Discussion of the Balance Sheet" and "Discussion of Cash Flows," pages 16, 17, 19 and 21 of the 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Incorporated by reference from the sections captioned "Consolidated Statement of Operations," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Quarterly Financial Data (Unaudited)," and "Report of Independent Accountants," pages 16, 18, 20, 22-27, 29 and 32 of the 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders, February 9, 1996 and Adjournments (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS  AND
         MANAGEMENT.

Incorporated by reference from the section captioned "Principal Stockholders" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the sections captioned "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
         FORM 8-K.

  (a)  Documents filed as a part of this report.

    1.   Financial statements.

         The following consolidated financial statements of Hudson Foods, Inc. and Subsidiaries have been incorporated by reference from the 1995 Annual Report into Part II, Item 8 of this Report.

         Description

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

    2.   Financial statement schedules.

         Schedule No.     Description                                  Page
             II           Valuation and Qualifying Accounts             14
             N/A          Report of Independent Accountants             15

    3.   Exhibits required by Item 601 of Regulation S-K.

         Exhibit No.   Description

             3a        Restated certificate of incorporation of Hudson
                       Foods, Inc.(1)

             3b        Restated  by-laws  of  Hudson  Foods,  Inc.,   as
                       amended to date(2)

             4a Restated Certificate of Incorporation of Hudson Foods, Inc., Section 4(1)

              9        Form of revocable proxy held by James T. Hudson(1)

             10a       Amended and Restated 1985 Stock Option Plan(3)

             10b       Form of Hudson Foods Stock Option Agreement(4)

             10c       Form of Hudson Farms Turkey Growing Contract(4)

             10d       Form of Hudson Farms Broiler Growing Contract(4)

             10e Revolving Credit Agreement by and among Hudson Foods, Inc., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, Bank of America National Trust and Savings Association, NationsBank of Texas, National Association, Caisse Nationale De Credit Agricole, "Credit Agricole," Harris Trust and Savings Bank and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., "Rabobank Nederland," New York Branch, as Agent dated as of April 26, 1994(5)

             10f Hudson Foods, Inc. Note Purchase Agreement dated as of May 18, 1994, $50,000,000 Fixed Rate Senior Notes, Guaranteed by Hudson Farms, Inc.(5)

             10g Purchase and Supply Agreement, dated October 12, 1994 between Hudson Foods, Inc. and Boston Chicken, Inc.(6)

             10h Supplier Agreement, dated April 26, 1994, between Hudson Foods, Inc. and Restaurant Services, Inc., as purchasing agent for the Burger King System(6)

              11       Computation of Earnings Per Share

              13       Annual Report to Shareholders

              21       Subsidiaries of Hudson Foods, Inc.

              23       Consent of Independent Accountants

              27       Financial Data Schedule

  (b)  Reports on Form 8-K.

     The Company filed no Current Reports on Form 8-K during the fourth quarter of fiscal 1995.

(1) Incorporated by reference from Hudson Foods, Inc. Form S-4 Registration Statement No. 33-15274, as amended, filed with the Securities and Exchange Commission on June 23, 1987.

(2) Incorporated by reference from Hudson Foods, Inc., Form S-3 Registration Statement No. 33-56019, as amended, filed with the Securities and Exchange Commission on October 13, 1994.

(3) Incorporated by reference from Hudson Foods, Inc. Form S-8 Registration Statement No. 33-27738, as amended, filed with the Securities and Exchange Commission on March 23, 1989.

(4) Incorporated by reference from Hudson Foods, Inc. Form S-1 Registration Statement No. 33-2505, as amended, filed with the Securities and Exchange Commission on December 31, 1985.

(5) Incorporated by reference from Hudson Foods, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994, filed with the Securities and Exchange Commission on August 1, 1994.

(6) Incorporated by reference from Hudson Foods, Inc., Form 8-K Current Report dated October 13, 1994, filed with the Securities and Exchange Commission on October 13, 1994.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HUDSON FOODS, INC.

         December 19, 1995     By  /s/ James T. Hudson
                                   James T. Hudson
                                   Chairman of the Board and
                                   Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         December 19, 1995     By  /s/ James T. Hudson
                                   James T. Hudson
                                   Chairman  of the  Board,
                                   Chief Executive Officer and Director

         December 19, 1995     By  /s/ Michael T. Hudson
                                   Michael T. Hudson
                                   President, Chief Operating Officer
                                   and Director

         December 19, 1995     By  /s/ Charles B. Jurgensmeyer
                                   Charles B. Jurgensmeyer
                                   Principal Financial  and
                                   Accounting Officer and Director

         December 19, 1995     By
                                   Elmer W. Shannon
                                   Director

         December 19, 1995     By
                                   Jerry L. Hitt
                                   Director

         December 19, 1995     By
                                   Kenneth N. May
                                   Director

         December 19, 1995     By  /s/ James R. Hudson
                                   James R. Hudson
                                   Director

         December 19, 1995     By  /s/ Jane M. Helmich
                                   Jane M. Helmich
                                   Director

               HUDSON FOODS, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    For the Three Years in the Period Ended September 30, 1995
                      (Dollars in Thousands)

   Column A                     Column B      Column C       Column D Column E
--------------------------------------------------------------------------------
                                             Additions
                        Balance at  Charged to  Charged to            Balance at
                        beginning   costs and     other                  end of
  Description           of period    expenses    accounts  Write Offs    period
--------------------------------------------------------------------------------
Allowance for doubtful
     accounts:

 Year ended
    September 30, 1995   $1,463       $707        $16(1)     $(411)       $1,775
                       =========================================================
 Year ended
    October 1, 1994      $1,208       $627        $15(1)     $(387)       $1,463
                       =========================================================
 Year ended
    October 2, 1993      $1,344       $103        $31(1)     $(270)       $1,208
                       =========================================================
(1) Collections of previously charged off amounts.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

Our report on the consolidated financial statements of Hudson Foods, Inc. has been incorporated by reference in this Form 10-K from page 29 of the 1995 Annual Report to Shareholders of Hudson Foods, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Tulsa, Oklahoma
October 31, 1995