Form 10-Q
period 1995-12-30
HUDSON FOODS INC
filed 1996-02-01
CIK 786617

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 30, 1995

                                      OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from________________to_______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    As of January 24, 1996 Hudson Foods, Inc. had 20,477,138 shares of $0.01 par value Class A Common Stock outstanding and 9,602,672 shares of $0.01 par value Class B Common Stock outstanding.

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                               December 30,      September 30,
                                                  1995               1995
ASSETS

Current assets:
  Cash and cash equivalents                      $ 34,553          $  2,159
  Receivables, net                                 75,709            81,078
  Inventory:
    Field inventory                                50,342            45,103
    Feed, eggs and other                           33,790            30,441
    Finished products                             111,961           101,511
  Other                                            32,342            36,313
                                               -----------       -----------
  Total current assets                            338,697           296,605
                                               -----------       -----------
Property, plant and equipment, net of
 accumulated depreciation of
 $137,278 and $137,579                            290,314           275,624
Excess cost of investment, net                     14,541            14,682
Other assets                                       30,913            36,630
                                               -----------       -----------
Total assets                                     $674,465          $623,541
                                               ===========       ===========
The accompanying notes are an integral part of the condensed consolidated financial statements

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) (UNAUDITED)
(Dollars in thousands)

                                               December 30,      September 30,
                                                  1995               1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $   --            $ 12,300
  Current portion of long-term obligations          8,830             8,742
  Accounts payable                                 49,931            47,676
  Accrued liabilities                              44,077            44,590
  Deferred income taxes                             2,839             2,839
                                               -----------       -----------
  Total current liabilities                       105,677           116,147
                                               -----------       -----------
Long-term obligations                             183,705           129,973
                                               -----------       -----------
Deferred income taxes and deferred gain            71,631            73,072
                                               -----------       -----------
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000
     shares authorized; issued 21,346,824
     and 21,331,374 shares                            213               213
    Class B, $.01 par value; 40,000,000
     shares authorized; issued and outstanding
     9,602,672 shares                                  96                96
  Additional capital                              159,128           158,842
  Retained earnings                               164,862           156,432
  Treasury stock, at cost (876,251 and
   915,438 Class A shares)                        (10,847)          (11,234)
                                               -----------       -----------
  Total stockholders' equity                      313,452           304,349
                                               -----------       -----------
Total liabilities and stockholders' equity       $674,465          $623,541
                                               ===========       ===========
The accompanying notes are an integral part of the condensed consolidated financial statements.

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

                                                       Three Months Ended
                                                   December 30,   December 31,
                                                       1995           1994
Sales                                                $340,674       $279,955
Cost of sales                                         293,757        238,202
                                                    ----------     ----------
Gross profit                                           46,917         41,753
Selling                                                23,657         19,048
General and administrative                              7,121          7,252
                                                    ----------     ----------
Operating income                                       16,139         15,453
                                                    ----------     ----------
Other expense (income):
  Interest, net                                         1,270            457
  Other, net                                             --           (1,389)
                                                    ----------     ----------
  Total other expense (income)                          1,270           (932)
                                                    ----------     ----------
Income before income taxes                             14,869         16,385
Income tax expense                                      5,870          6,550
                                                    ----------     ----------
Net income                                           $  8,999       $  9,835
                                                    ==========     ==========
Earnings per share:
 Primary                                                $0.30          $0.35
 Fully diluted                                          $0.30          $0.35
                                                    ==========     ==========
Shares used in earnings per share computations:
 Primary                                               30,404         27,902
 Fully diluted                                         30,418         27,927
                                                    ==========     ==========
Dividends per share:
 Class A                                              $0.0200        $0.0200
 Class B                                              $0.0167        $0.0167
                                                    ==========     ==========
Sales Growth                                             21.7%          11.9%
Margins (Percent of Sales):
 Gross Profit                                            13.8%          14.9%
 Operating Income                                         4.7%           5.5%
 Income Before Income Taxes                               4.4%           5.9%
 Net Income                                               2.6%           3.5%
                                                    ==========     ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                      Three Months Ended
                                                  December 30,    December 31,
                                                      1995            1994
Cash flows from operating activities:
  Net income                                        $  8,999      $   9,835
  Items included in net income
   not requiring cash:
     Depreciation                                      5,435          5,587
     Amortization                                        344            212
     Deferred gain amortization                         (694)          (694)
     Deferred income taxes                               798            216
     Other                                               --              72
  Changes in operating assets and liabilities        (19,201)       (14,531)
                                                   ----------     ----------
  Cash flows provided by (used for) operations        (4,319)           697
                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment          (38,821)       (18,843)
  Disposition of property, plant and equipment, net      106            127
  Funds received from trustee for capital project      6,479            --
  Sale of business (Note 2)                           29,314            --
  Other                                               (1,394)           471
                                                   ----------     ----------
  Cash flows used for investments                     (4,316)       (18,245)
                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Addition (reduction) to notes payable              (12,300)       (16,800)
  Addition to long-term obligations                   55,000            --
  Reduction of long-term obligations                  (1,179)        (3,997)
  Sale of Class A common stock                           --          51,373
  Dividends                                             (569)          (557)
  Exercise of stock options and other                     77            333
                                                   ----------     ----------
  Cash flows provided by financing                    41,029         30,352
                                                   ----------     ----------
Increase in cash and cash equivalents                 32,394         12,804
Cash and cash equivalents at beginning of period       2,159          1,899
                                                   ----------     ----------
Cash and cash equivalents at end of period          $ 34,553      $  14,703
                                                   ==========     ==========
============================================================================
Supplemental disclosure of cash flow information:
  Interest paid, net of amount capitalized          $  1,213      $     674
  Income taxes paid                                 $  7,335      $   9,891
============================================================================
The accompanying notes are an integral part of the condensed consolidated financial statements.

HUDSON FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The condensed consolidated financial statements for the periods ended December 30, 1995 and December 31, 1994 include, in the opinion of management, all adjustments necessary to present fairly the results of operations and cash flows for such periods. The Annual Report for the year ended September 30, 1995, and the Company's Form 10-K contain additional information which should be read in conjunction with these financial statements.

Note 2. On December 29, 1995, the Company sold its Topeka, Kansas, luncheon meat plant and its Ohse and Roegelein brand names for approximately $32.3 million, of which $29.3 million was received at December 30, 1995. Additionally, the Company closed its Wichita, Kansas, luncheon meat processing facility on January 13, 1996. The Company has recorded the sale of the Topeka assets, the Ohse and Roegelein brand names, and the write-down of the Wichita assets to estimated net realizable value. These transactions did not significantly impact the Company's results of operations for the three months ended December 30, 1995.

Note 3. On December 28, 1995, the Company borrowed $55.0 million under six term loan agreements from two insurance companies at 6.69% due December 28, 2005. Interest payments only will be due in the first three years. Beginning in the fourth year, one-seventh of the principal balance will be due each year to maturity. The loan agreements, among other things, limit the payment of dividends to approximately $2.8 million in any fiscal year and limit annual capital expenditures and lease obligations. They require the maintenance of minimum levels of working capital and tangible net worth and require that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. They also limit the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the Company's $100.0 million credit agreement to $20.0 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of December 30, 1995 and the related condensed consolidated statements of operations and cash flows for the three month periods ended December 30, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated October 31, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Coopers & Lybrand L.L.P.

Tulsa, Oklahoma
January 22, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

Historically, the Company's operating results have been heavily influenced by two external factors: the cost of feed grains and commodity-based finished product prices. These two factors have fluctuated significantly and independently. In recent years the Company has undertaken a business strategy to increase the production and sale of further-processed products and increase
sales to large customers such as club store  and  foodservice chains.   In
fiscal 1995, one such customer accounted for approximately 14.7 % of total sales. This strategy decreases the proportion of feed grain costs to total cost of sales, which reduces the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity price fluctuations. Even so, a material increase in feed costs or a material decrease in finished product prices could have an adverse effect on the Company, but management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

FIRST QUARTER OF FISCAL 1996 COMPARED WITH
FIRST QUARTER OF FISCAL 1995

Sales from the Company's operations were $340.7 million for the first quarter of fiscal 1996, an increase of $60.7 million, or 21.7% over the first quarter of fiscal 1995. The sales increase primarily resulted from the following:

Chicken sales increased 23.6% to $168.6 million in the first quarter of fiscal 1996 from $136.4 million in the first quarter of fiscal 1995 due to an 11.6% increase in volume and a 10.8% increase in selling prices. The volume increase was essentially due to increased sales in international markets, primarily Russia and Eastern Europe. The increase in selling prices was primarily due to increased sales of further-processed products and stronger market prices.

Portioned entree sales decreased slightly to $43.6 million in the first quarter of fiscal 1996 from $43.9 million in the first quarter of fiscal 1995 primarily due to a 2.4% decrease in selling prices offset somewhat by a 1.6%
increase in volume.   Portioned entrees experienced some changes in customer
base and product lines that caused selling prices to decline. However, these declines have been partially offset by adding new products and entering new markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST QUARTER OF FISCAL 1996 COMPARED WITH
FIRST QUARTER OF FISCAL 1995 (CONTINUED)

Luncheon meat sales decreased 3.3% to $43.5 million in the first quarter of fiscal 1996 from $45.0 million in the first quarter of fiscal 1995 primarily due to a 3.6% decrease in volume. Luncheon meats had a disappointing year for fiscal 1995 due to the loss of market position for some brand names and weaker margins. Those difficulties caused the Company to rethink its goals for the luncheon meat operation. As a result, the Company sold its plant in Topeka, Kansas, and the Ohse and Roegelein brand names on December 29, 1995. Also, the Company closed its Wichita, Kansas, plant on January 13, 1996. Those two plants accounted for approximately 70% of fiscal 1995 luncheon meat sales.
The Company will continue to produce a full line of Schweigert luncheon meat products at its plant in Albert Lea, Minnesota.

Turkey sales increased 22.1% to $52.9 million in the first quarter of fiscal 1996 from $43.3 million in the first quarter of fiscal 1995 due to a 14.0% increase in volume and a 7.1% increase in selling prices. The volume increase was primarily due to increased sales in international markets, especially in Russia, Latin America and Eastern Europe. The increase in selling prices was primarily due to increased sales of further-processed products and stronger market prices.

Beef sales were $20.7 million in the first quarter of fiscal 1996. The Company moved into a new area of food processing when its hamburger plant in Columbus, Nebraska began production in February 1995. The plant produces beef patties primarily for the Burger King restaurant chain but also produces ten pound chub packages for club stores and other customers.

Cost of sales was $293.8 million in the first quarter of fiscal 1996, an increase of $55.6 million, or 23.3%, over the first quarter of fiscal 1995. The increase in cost of sales primarily resulted from a 15.1% increase in feed costs per ton and higher processing costs due to increased sales of further-processed products. As a percentage of sales, cost of sales increased to 86.2% for the first quarter of fiscal 1996 from 85.1% in the first quarter of fiscal 1995.

Gross profit was $46.9 million in the first quarter of fiscal 1996, an increase of $5.2 million, or 12.4%, over the first quarter of fiscal 1995. As a percentage of sales, gross profit decreased to 13.8% in the first quarter of fiscal 1996 from 14.9% in the first quarter of fiscal 1995 due to the factors discussed above.

Selling and general and administrative expenses were $30.8 million in the first quarter of fiscal 1996, an increase of $4.5 million, or 17.0%, over the first quarter of fiscal 1995. As a percentage of sales, selling and general and administrative expenses decreased to 9.0% in the first quarter of fiscal 1996 compared with 9.4% in the first quarter of fiscal 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST QUARTER OF FISCAL 1996 COMPARED WITH
FIRST QUARTER OF FISCAL 1995 (CONTINUED)

Operating income was $16.1 million for the first quarter of fiscal 1996 compared with $15.5 million for the first quarter of fiscal 1995. The increase was primarily due to the improvements in the Company's operations described previously.

Interest expense increased primarily due to the interest expense on a $50.0 million unsecured term loan from an insurance company dated June 13, 1995.

Other income for the first quarter of fiscal 1995 of $1.4 million was primarily composed of gains on assets destroyed by fire.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 30, 1995 was $233.0 million compared with $180.5 million at September 30, 1995 and the current ratio was 3.21 to 1 and 2.55 to 1 at December 30, 1995 and September 30, 1995, respectively. Inventory increased primarily due to inventory build-up to meet increased sales, especially in international markets. Other current assets decreased primarily due to the net effect of the following: 1) receipt of $15.0 million on an insurance claim receivable for fire losses; 2) recording of a $3.0 million receivable resulting from the sale of the Topeka, Kansas, luncheon meat facility; and 3) recording of miscellaneous notes receivable, prepaid expenses and other current assets. The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $497.2 million on December 30, 1995, compared with $434.3 million on September 30, 1995. Long-term obligations represented 37.0% and 29.9% of total capitalization on December 30, 1995 and September 30, 1995, respectively.

The Company did not have any notes payable due under its unsecured credit agreements at December 30, 1995 compared with $12.3 million on September 30, 1995. Total long-term obligations and current portion of long-term obligations increased $53.8 million primarily due to proceeds received on loans from two insurance companies totaling $55.0 million.

The Company's cash flows used for operating activities was $4.3 million in the first three months of fiscal 1996 compared with cash flows provided by operations of $.7 million in the first three months of fiscal 1995. The decrease was primarily due to increases in operating assets, especially finished product inventory.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

For the first three months of fiscal 1996 and 1995, the Company had capital expenditures of $38.8 million and $18.8 million, respectively. Capital expenditures, in the first three months of fiscal 1996, were for the construction of a chicken complex near Henderson, Kentucky, and the expansion and/or upgrading of existing production facilities and related equipment. The Kentucky chicken complex is expected to begin production in 1996. The capital expenditures have been and will continue to be financed by operations, borrowings, lease arrangements and the issuance of common stock.

Loan proceeds received on March 2, 1995, from the county of Henderson, Kentucky, of $25.0 million were placed with a trustee, earning interest, until the Company expends construction funds, at which time the trustee reimburses the Company. The proceeds are to be used to finance the construction of solid waste disposal and sewage facilities at the Company's new chicken complex being built near Henderson, Kentucky. During the first three months of fiscal 1996, the Company was reimbursed for $6.5 million of construction expenditures. At December 30, 1995, the trustee held $10.4 million of the loan proceeds (classified as "Other assets").

The Company's capital budget for fiscal 1996 contemplates aggregate capital expenditures of approximately $100.0 million for the completion of the chicken complex in Kentucky and upgrading and/or expanding current production facilities and related equipment. To achieve this level of capital expenditures, the Company will be required to obtain waivers of debt covenants from certain lenders. Management believes that such waivers will be obtained. However, there can be no assurance that such waivers will be granted.

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 26, 1994, the Company entered into a $100.0 million unsecured credit agreement that expires June 30, 1998. At December 30, 1995, the Company had $91.9 million available under this agreement. The Company did not have any notes payable outstanding under the agreement but had $8.1 million in outstanding letters of credit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Also, the Company has entered into four separate unsecured short-term credit agreements with financial institutions (outside the $100.0 million revolving credit agreement) giving the Company the right to borrow up to $10.0 million each from three institutions and $15.0 million from one institution. At December 30, 1995, the Company did not have any notes payable outstanding under these agreements.

On December 28, 1995, the Company borrowed $55.0 million under six term loan agreements from two insurance companies at 6.69% due December 28, 2005. Interest payments only will be due in the first three years. Beginning in the fourth year, one-seventh of the principal balance will be due each year to maturity. The loan agreements, among other things, limit the payment of dividends to approximately $2.8 million in any fiscal year and limit annual capital expenditures and lease obligations. They require the maintenance of minimum levels of working capital and tangible net worth and require that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. They also limit the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the Company's $100.0 million credit agreement to $20.0 million.

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

Item 3.      Defaults Upon Senior Securities
             Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             Not Applicable

Item 5.      Other Information
             Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

       (a)     Exhibits

               Exhibit                                      Sequentially
               Number       Description of Exhibit          Numbered Page
               ---------------------------------------------------------------
                 4a         Restated Certificate of         Incorporated by
                            Incorporation of Hudson         reference from
                            Foods, Inc., Section 4          Registration
                                                            Statement No.
                                                            33-15274
                 11         Calculation of earnings
                            per share                       Page 13

                 15         Letter regarding unaudited
                            interim financial information   Page 14

                 27         Financial Data Schedule

       (b)     Reports on Form 8-K
               Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson Foods, Inc.

Date    February 1, 1996        Michael T. Hudson
                                President

Date    February 1, 1996        Charles B. Jurgensmeyer
                                Chief Financial Officer