Form 10-Q
period 1996-03-30
HUDSON FOODS INC
filed 1996-05-03
CIK 786617

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    As of April 22, 1996 Hudson Foods, Inc. had 20,491,963 shares of $0.01 par value Class A Common Stock outstanding and 9,602,672 shares of $0.01 par value Class B Common Stock outstanding.

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                                March 30,        September 30,
                                                 1996                1995
ASSETS

Current assets:
  Cash and cash equivalents                    $  17,041         $    2,159
  Receivables, net                                98,105             81,078
  Inventory:
    Field inventory                               54,656             45,103
    Feed, eggs and other                          33,899             30,441
    Finished products                            135,022            101,511
  Other                                           32,893             36,313
                                              -----------       -------------
  Total current assets                           371,616            296,605
                                              -----------       -------------
Property, plant and equipment, net of
 accumulated depreciation of
 $141,601 and $137,579                           324,882            275,624
Excess cost of investment, net                    14,400             14,682
Other assets                                      22,107             36,630
                                              -----------       -------------
Total assets                                    $733,005           $623,541
                                              ===========       =============
The accompanying notes are an integral part of the condensed consolidated financial statements.

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
(Dollars in thousands)

                                                March 30,        September 30,
                                                 1996                1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $   --             $  12,300
  Current portion of long-term obligations         9,511               8,742
  Accounts payable                                41,921              47,676
  Accrued liabilities                             46,477              44,590
  Deferred income taxes                            4,020               2,839
                                              -----------       -------------
  Total current liabilities                      101,929             116,147
                                              -----------       -------------
Long-term obligations                            245,096             129,973
                                              -----------       -------------
Deferred income taxes and deferred gain           71,130              73,072
                                              -----------       -------------
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000
     shares authorized; issued 21,362,814
     and 21,331,374 shares                           213                 213
    Class B, $.01 par value; 40,000,000
     shares authorized; issued and outstanding
     9,602,672 shares                                 96                  96
  Additional capital                             159,213             158,842
  Retained earnings                              166,175             156,432
  Treasury stock, at cost (876,251 and
   915,438 Class A shares)                       (10,847)            (11,234)
                                              -----------       -------------
  Total stockholders' equity                     314,850             304,349
                                              -----------       -------------
Total liabilities and stockholders' equity      $733,005            $623,541
                                              ===========       =============
The accompanying notes are an integral part of the condensed consolidated financial statements.

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

                                  Three Months Ended       Six Months Ended
                                 March 30,     April 1,   March 30,   April 1,
                                  1996          1995       1996        1995
Sales                           $330,297      $271,814    $670,971   $551,769
Cost of sales                    293,369       227,520     587,126    465,722
                               ----------    ----------  ---------- ----------
Gross profit                      36,928        44,294      83,845     86,047
Selling                           24,134        19,150      47,791     38,198
General and administrative         8,208         7,402      15,329     14,654
                               ----------    ----------  ---------- ----------
Operating income                   4,586        17,742      20,725     33,195
                               ----------    ----------  ---------- ----------
Other expense (income):
  Interest, net                    1,540            19       2,810        476
  Interest on tax settlement         --          4,500         --       4,500
  Other                              --           (801)        --      (2,190)
                               ----------    ----------  ---------- ----------
  Total other expense              1,540         3,718       2,810      2,786
                               ----------    ----------  ---------- ----------
Income before income taxes         3,046        14,024      17,915     30,409
Income tax expense                 1,164         5,856       7,034     12,406
                               ----------    ----------  ---------- ----------
Net income                      $  1,882      $  8,168    $ 10,881   $ 18,003
                               ==========    ==========  ========== ==========
Earnings per share:
  Primary                          $0.06         $0.27       $0.36      $0.62
  Fully diluted                    $0.06         $0.27       $0.36      $0.62
                               ==========    ==========  ========== ==========
Shares used in earnings per share computations:
  Primary                         30,426        30,114      30,409     28,952
  Fully diluted                   30,426        30,123      30,409     28,980
                               ==========    ==========  ========== ==========
Dividends per share:
  Class A                        $0.0200       $0.0200     $0.0400    $0.0400
  Class B                        $0.0167       $0.0166     $0.0334    $0.0332
                               ==========    ==========  ========== ==========
Sales Growth                       21.5%          6.0%       21.6%       8.9%
Margins (Percent of Sales):
  Gross Profit                     11.2%         16.3%       12.5%      15.6%
  Operating Income                  1.4%          6.5%        3.1%       6.0%
  Income Before Income Taxes        0.9%          5.2%        2.7%       5.5%
  Net Income                        0.6%          3.0%        1.6%       3.3%
                               ==========    ==========  ========== ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                          Six Months Ended
                                                        March 30,    April 1,
                                                         1996         1995
Cash flows from operating activities:
  Net income                                            $ 10,881    $  18,003
  Items included in net income not requiring cash:
       Depreciation                                       11,962       11,334
       Amortization                                          689          426
       Deferred gain                                      (1,195)      (1,388)
       Deferred income taxes                               1,979         (143)
       Other                                                 --            72
  Changes in operating assets and liabilities            (81,838)     (31,547)
                                                       ----------  -----------
  Cash flows used for operations                         (57,522)      (3,243)
                                                       ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment              (76,118)     (37,117)
  Disposition of property, plant and equipment, net          305          313
  Funds received from (held by) trustee for
   capital project                                        16,926      (23,786)
  Sale of business (Note 2)                               31,912          --
  Other                                                   (3,238)      (1,331)
                                                       ----------  -----------
  Cash flows used for investments                        (30,213)     (61,921)
                                                       ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction to notes payable                             (12,300)      (5,700)
  Additions to long-term obligations (Note 3)            120,000       25,000
  Reduction of long-term obligations                      (4,108)      (5,981)
  Sale of Class A common stock                               --        51,264
  Dividends                                               (1,138)      (1,116)
  Exercise of stock options and other                        163        1,079
                                                       ----------  -----------
  Cash flows provided by financing                       102,617       64,546
                                                       ----------  -----------
Increase (decrease) in cash and cash equivalents          14,882         (618)
Cash and cash equivalents at beginning of period           2,159        1,899
                                                       ----------  -----------
Cash and cash equivalents at end of period              $ 17,041    $   1,281
                                                       ==========  ===========
==============================================================================
Supplemental disclosure of cash flow information:
  Interest paid, net of amount capitalized              $  3,152    $   1,090
  Income taxes paid                                     $  7,318    $  15,764
==============================================================================
The accompanying notes are an integral part of the condensed consolidated financial statements.

HUDSON FOODS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The condensed consolidated financial statements for the periods ended March 30, 1996 and April 1, 1995 include, in the opinion of management, all adjustments necessary to present fairly the results of operations and cash flows for such periods. The Annual Report for the year ended September 30, 1995, and the Company's Form 10-K contain additional information which should be read in conjunction with these financial statements.

Note 2. On December 29, 1995, the Company sold its Topeka, Kansas, luncheon meat plant and its Ohse and Roegelein brand names for approximately $32.3 million, of which $31.9 million was received at March 30, 1996. The initial sales price of $32.3 million is subject to certain post-closing adjustments which should be finalized in the third quarter of fiscal 1996. Additionally, the Company closed its Wichita, Kansas, luncheon meat processing facility on January 13, 1996. The Company has recorded the sale of the Topeka assets, the Ohse and Roegelein brand names, and the write-down of the Wichita assets to estimated net realizable value in its Condensed Consolidated Financial Statements as of and for the periods ended March 30, 1996. These transactions did not significantly impact the Company's results of operations for the periods ended March 30, 1996.

Note 3. On December 28, 1995, the Company borrowed $55.0 million under six unsecured term loan agreements from two insurance companies at 6.69% due December 28, 2005. Interest payments only will be due in the first three years. Beginning in the fourth year, one-seventh of the principal balance will be due each year. On January 31, 1996, the Company borrowed $15.0 million under an unsecured loan agreement from a bank at 6.45% due January 31, 2006. Interest and principal payments are due each month. A balloon payment of $6.8 million will be due on January 31, 2006. On March 22, 1996, the Company borrowed $50.0 million under two unsecured loans from an insurance company at 6.63% due March 22, 2006. Interest payments only will be due in the first four years. Beginning on March 22, 2000, and continuing through March 22, 2006, one-seventh of the principal balance will be due annually.
The loan agreements, among other things, limit the payment of dividends to approximately $2.8 million in any fiscal year and limit annual capital expenditures and lease obligations. They require the maintenance of minimum levels of working capital and tangible net worth and require that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. They also limit the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the Company's $200.0 million credit agreement to $20.0 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of March 30, 1996 and the related condensed consolidated statements of operations for the three and six month periods ended March 30, 1996 and April 1, 1995, and cash flows for the six month periods ended March 30, 1996 and April 1, 1995. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
April 19, 1996

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

On March 4, 1996, the Company announced a 7% cutback in its broiler production due to higher feed costs, an oversupply of meats in the U. S. marketplace and the February 1996 Russian threat to embargo U.S. poultry products. The Company's sales to Russia accounted for 11.3% of its total sales through the second quarter of fiscal 1996. The Company believes that its sales to Russia will continue to be strong and will remain an important part of the Company's international strategy.

The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SECOND QUARTER OF FISCAL 1996 COMPARED WITH
SECOND QUARTER OF FISCAL 1995

Sales from the Company's operations were $330.3 million for the second quarter of fiscal 1996, an increase of $58.5 million, or 21.5%, over the second quarter of fiscal 1995. The sales increase primarily resulted from the following:

    Chicken sales increased 34.5% to $196.6 million in the second quarter of fiscal 1996 from $146.2 million in the second quarter of fiscal 1995 due to a 31.7% increase in volume and a 2.1% increase in selling prices. The volume increase was due to increased sales in both international and domestic markets. International sales were primarily to Russia and Eastern Europe. The increase in selling prices was primarily due to stronger market prices.

    Portioned entree sales increased slightly to $45.0 million in the second quarter of fiscal 1996 from $44.8 million in the second quarter of fiscal 1995 primarily due to a 7.0% increase in selling prices which was offset by a 6.1% decrease in volume. Portioned entree sales have suffered somewhat due to changes in customer base and product lines, but new product sales and new markets are expected to have a favorable impact.

    Luncheon meat sales decreased 54.4% to $16.7 million in the second quarter of fiscal 1996 from $36.7 million in the second quarter of fiscal 1995 primarily due to a 53.8% decrease in volume. The Company sold its luncheon meat plant in Topeka, Kansas, and the Ohse and Roegelein brand names on December 29, 1995. Also, the Company closed its Wichita, Kansas, luncheon meat plant on January 13, 1996. Those two plants accounted for approximately 70% of fiscal 1995 luncheon meat sales. The Company continues to produce a full line of Schweigert luncheon meat products at its plant in Albert Lea, Minnesota.

    Turkey sales increased 32.3% to $38.8 million in the second quarter of fiscal 1996 from $29.3 million in the second quarter of fiscal 1995 due to a 40.4% increase in volume offset by a slight decrease in selling prices. The volume increase was primarily due to increased sales in international markets, especially in Russia, Latin America and Eastern Europe and also increased sales to Boston Market.

    Beef sales increased to $22.7 million in the second quarter of fiscal 1996 from $4.5 million in the second quarter of fiscal 1995. The Company moved into a new area of food processing when its hamburger plant in Columbus, Nebraska began production in February 1995. The plant produces beef patties primarily for the Burger King restaurant chain but also produces frozen patties and chub packages for club stores and other customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SECOND QUARTER OF FISCAL 1996 COMPARED WITH
SECOND QUARTER OF FISCAL 1995 (CONTINUED)

Cost of sales was $293.4 million in the second quarter of fiscal 1996, an increase of $65.8 million, or 28.9%, over the second quarter of fiscal 1995. As a percentage of sales, cost of sales increased to 88.8% for the second quarter of fiscal 1996 from 83.7% in the second quarter of fiscal 1995. The increase in cost of sales primarily resulted from a 56.7% increase in feed and ingredient costs and higher processing costs due to increased sales of further-processed products.

Gross profit was $36.9 million in the second quarter of fiscal 1996, a decrease of $7.4 million, or 16.6%, from the second quarter of fiscal 1995. As a percentage of sales, gross profit decreased to 11.2% in the second quarter of fiscal 1996 from 16.3% in the second quarter of fiscal 1995 due to the factors discussed above.

Selling and general and administrative expenses were $32.3 million in the second quarter of fiscal 1996, an increase of $5.8 million, or 21.8%, over the second quarter of fiscal 1995. As a percentage of sales, selling and general and administrative expenses were 9.8% in both the second quarter of fiscal 1996 and the second quarter of fiscal 1995.

Operating income was $4.6 million for the second quarter of fiscal 1996 compared with $17.7 million for the second quarter of fiscal 1995. The decrease was primarily due to the higher feed costs described previously.

Interest expense increased primarily due to the interest expense on new unsecured term loans.

Other income for the second quarter of fiscal 1995 of $0.8 million resulted from gains on assets destroyed by fire.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST SIX MONTHS OF FISCAL 1996 COMPARED WITH
FIRST SIX MONTHS OF FISCAL 1995

Sales from the Company's operations were $671.0 million for the first six months of fiscal 1996, an increase of $119.2 million, or 21.6%, over the first six months of fiscal 1995. The sales increase primarily resulted from the following:

    Chicken sales increased 29.2% to $365.2 million in the first six months of fiscal 1996 from $282.6 million in the first six months of fiscal 1995 due to a 23.1% increase in volume and a 5.0% increase in selling prices. The volume increase was due to increased sales in both international and domestic markets. International sales were primarily to Russia and Eastern Europe. The increase in selling prices was primarily due to stronger market prices.

    Portioned entree sales decreased slightly to $88.6 million in the first six months of fiscal 1996 from $88.7 million in the first six months of fiscal 1995 primarily due to a slight decrease in volume. Portioned entree sales have suffered somewhat due to changes in customer base and product lines, but new product sales and new markets are expected to have a favorable impact.

    Luncheon meat sales decreased 26.3% to $60.3 million in the first six months of fiscal 1996 from $81.7 million in the first six months of fiscal 1995 primarily due to a 25.8% decrease in volume. The Company sold its luncheon meat plant in Topeka, Kansas, and the Ohse and Roegelein brand names on December 29, 1995. Also, the Company closed its Wichita, Kansas, luncheon meat plant on January 13, 1996. Those two plants accounted for approximately 70% of fiscal 1995 luncheon meat sales. The Company will continue to produce a full line of Schweigert luncheon meat products at its plant in Albert Lea, Minnesota.

    Turkey sales increased 26.2% to $91.7 million in the first six months of fiscal 1996 from $72.6 million in the first six months of fiscal 1995 due to a 24.0% increase in volume and a 1.8% increase in selling prices. The volume increase was primarily due to increased sales in international markets, especially in Russia, Latin America and Eastern Europe and also increased sales to Boston Market.

    Beef sales increased to $43.4 million in the first six months of fiscal 1996 from $6.7 million in the first six months of fiscal 1995. The Company moved into a new area of food processing when its hamburger plant in Columbus, Nebraska began production in February 1995. The plant produces beef patties primarily for the Burger King restaurant chain but also produces frozen patties and chub packages for club stores and other customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST SIX MONTHS OF FISCAL 1996 COMPARED WITH
FIRST SIX MONTHS OF FISCAL 1995 (CONTINUED)

Cost of sales was $587.1 million in the first six months of fiscal 1996, an increase of $121.4 million, or 26.1%, over the first six months of fiscal 1995. As a percentage of sales, cost of sales increased to 87.5% for the first six months of fiscal 1996 from 84.4% in the first six months of fiscal 1995. The increase in cost of sales primarily resulted from a 50.9% increase in feed and ingredient costs and higher processing costs due to increased sales of further-processed products.

Gross profit was $83.8 million in the first six months of fiscal 1996, a decrease of $2.2 million, or 2.6%, from the first six months of fiscal 1995. As a percentage of sales, gross profit decreased to 12.5% in the first six months of fiscal 1996 from 15.6% in the first six months of fiscal 1995 due to the factors discussed above.

Selling and general and administrative expenses were $63.1 million in the first six months of fiscal 1996, an increase of $10.3 million, or 19.4%, over the first six months of fiscal 1995. As a percentage of sales, selling and general and administrative expenses decreased to 9.4% in the first six months of fiscal 1996 from 9.6% in the first six months of fiscal 1995.

Operating income was $20.7 million for the first six months of fiscal 1996 compared with $33.2 million for the first six months of fiscal 1995. The decrease was primarily due to the higher feed costs described previously.

Interest expense increased primarily due to the interest expense on new unsecured term loans.

Other income for the first six months of fiscal 1995 of $2.2 million resulted from gains on assets destroyed by fire.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 30, 1996 was $269.7 million compared with $180.5 million at September 30, 1995 and the current ratio was 3.65 to 1 and 2.55 to 1 at March 30, 1996 and September 30, 1995, respectively. Accounts receivable increased primarily due to increased international receivables as a result of increased sales. Inventory increased primarily due to inventory build-up to meet increased sales, especially in international markets. Other current assets decreased primarily due to the receipt of $15.0 million on an insurance claim receivable for fire losses which was offset by the recording of miscellaneous prepaid expenses, notes receivable and other current assets.
The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $559.9 million on March 30, 1996, compared with $434.3 million on September 30, 1995. Long-term obligations represented 43.8% and 29.9% of total capitalization on March 30, 1996 and September 30, 1995, respectively.

The Company did not have any notes payable due under its unsecured credit agreements at March 30, 1996 compared with $12.3 million on September 30, 1995. Total long-term obligations and current portion of long-term obligations increased $115.9 million due to the net effect of the following:
1) proceeds received on loans from insurance companies totaling $105.0 million; 2) proceeds received on a loan from a bank totaling $15.0 million and
3) normal debt payments.  (See discussion of loans that follows).

The Company's cash flows used for operations was $57.5 million in the first six months of fiscal 1996 compared with $3.2 million in the first six months of fiscal 1995. The increase was primarily due to increases in operating assets, especially accounts receivable and finished product inventory, and a decrease in accounts payable.

For the first six months of fiscal 1996 and 1995, the Company had capital expenditures of $76.1 million and $37.1 million, respectively. Capital expenditures, in the first six months of fiscal 1996, were for the construction of a chicken complex near Henderson, Kentucky, and the expansion and/or upgrading of existing production facilities and related equipment. The Kentucky chicken complex is expected to begin production in July 1996. The capital expenditures have been and will continue to be financed by operations, borrowings, lease arrangements and the issuance of common stock.

Loan proceeds of $25.0 million received on March 2, 1995, from the county of Henderson, Kentucky, were placed with a trustee, earning interest, until the Company expended construction funds, at which time the trustee reimbursed the Company. The proceeds were used to finance the construction of solid waste disposal and sewage facilities at the Company's new chicken complex being built near Henderson, Kentucky. During the first six months of fiscal 1996, the Company was reimbursed for $16.9 million of construction expenditures. (Recorded as a reduction to "Other assets".) At March 30, 1996, the trustee did not hold any of the $25.0 million loan proceeds.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On December 29, 1995, the Company sold its Topeka, Kansas, luncheon meat plant and its Ohse and Roegelein brand names for approximately $32.3 million, of which $31.9 million was received at March 30, 1996. The sales price of $32.3 million is subject to certain post-closing adjustments which should be finalized in the third quarter of fiscal 1996.

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

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 26, 1994, the Company entered into a $100.0 million unsecured credit agreement that was to expire June 30, 1998. At March 30, 1996, the Company had $90.3 million available under the agreement. The Company did not have any notes payable outstanding under the agreement but had $9.7 million in outstanding letters of credit. On April 30, 1996, the Company replaced the $100.0 million credit agreement with a new $200.0 million unsecured credit agreement that expires on June 30, 1999. The terms and covenants of the new agreement are substantially the same as those of the prior agreement.

The new credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%.

Also, at March 30, 1996, the Company had entered into four separate unsecured short-term credit agreements with financial institutions (outside the $100.0 million credit agreement) giving the Company the right to borrow up to $10.0 million each from three institutions and $15.0 million from one institution. At March 30, 1996, the Company did not have any notes payable outstanding under these agreements. When the new $200.0 million credit agreement was signed, changes were also made to these agreements. Beginning on April 30, 1996, the Company has two separate unsecured short-term credit agreements with financial institutions (outside the $200.0 million credit agreement) giving the Company the right to borrow up to $15.0 million from one institution and $10.0 million from the other.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On December 28, 1995, the Company borrowed $55.0 million under six unsecured term loan agreements from two insurance companies at 6.69% due December 28, 2005. Interest payments only will be due in the first three years. Beginning in the fourth year, one-seventh of the principal balance will be due each year.

On January 31, 1996, the Company borrowed $15.0 million under an unsecured loan agreement from a bank at 6.45% due January 31, 2006. Interest and principal payments are due each month. A balloon payment of $6.8 million will be due on January 31, 2006.

On March 22, 1996, the Company borrowed $50.0 million under two unsecured loans from an insurance company at 6.63% due March 22, 2006. Interest payments only will be due in the first four years. Beginning on March 22, 2000, and continuing through March 22, 2006, one-seventh of the principal balance will be due annually.

The unsecured loan agreements discussed above contain restrictions and covenants which are substantially the same as those included in the $200.0 million credit agreement.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           Not Applicable

Item 2.    Changes in Securities
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           At the February 9, 1996 Annual Meeting of Stockholders of Hudson Foods, Inc., the stockholders elected the following persons to the Company's Board of Directors by the votes indicated below:

           Name                         For               Withheld
           -----------------------      -----------       --------
           James T. Hudson              107,562,545        159,368
           Michael T. Hudson            107,567,349        154,564
           Charles B. Jurgensmeyer      107,567,114        154,799
           Elmer W. Shannon             106,835,476        886,437
           Jerry L. Hitt                107,714,274          7,639
           Kenneth N. May               106,892,947        828,966
           James R. Hudson              107,562,685        159,228
           Jane M. Helmich              107,663,748         58,165

           By 102,987,874 votes for, 2,633,081 votes against, 2,100,954 votes abstaining and no broker non-votes, the stockholders granted discretionary authority to the proxies to vote for other matters properly brought before the Annual Meeting. However, no votes were cast pursuant to that authority.

Item 5.    Other Information
           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit                                        Sequentially
           Number         Description of Exhibit          Numbered Page
           --------------------------------------------------------------
             4a           Restated Certificate of         Incorporated by
                          Incorporation of Hudson         reference from
                          Foods, Inc., Section 4          Registration
                                                          Statement No.
                                                          33-15274

           Exhibit                                        Sequentially
           Number         Description of Exhibit          Numbered Page
           --------------------------------------------------------------
            10/1/         Purchase and Supply Agreement
                          (Amended and Restated as of
                          April 1, 1996) between
                          Hudson Foods, Inc. and
                          Boston Chicken, Inc.

             11           Calculation of earnings
                          per share                       Page 18

             15           Letter regarding unaudited
                          interim financial information   Page 19

             27           Financial Data Schedule

     (b)   Reports on Form 8-K
           Not Applicable

- -------------------
/1/ This exhibit is subject to a Confidential Treatment Request and the omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson Foods, Inc.

Date    May 3, 1996        Michael T. Hudson
                           President

Date    May 3, 1996        Charles B. Jurgensmeyer
                           Chief Financial Officer