Form 10-Q/A
period 1996-03-30
HUDSON FOODS INC
filed 1996-06-25
CIK 786617

==============================================================================
                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


- ------------------------------------------------------------------------------
                                 FORM 10-Q/A

               AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996



                            Commission file number
                                    1-9050


- ------------------------------------------------------------------------------

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

                                (501) 636-1100
             (Registrant's telephone number, including area code)
==============================================================================

    The Purchase and Supply Agreement (Amended and Restated as of April 1,
1996) between Hudson Foods, Inc. and Boston Chicken, Inc., filed as Exhibit 10 under Item 6(a) of Part II of the Form 10-Q Quarterly Report of Hudson Foods, Inc. for the quarterly period ended March 30, 1996, is amended by substituting for Exhibit 10 as previously filed the version of Exhibit 10 attached hereto. Certain portions of Exhibit 10 are subject to a Confidential Treatment Request and the omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUDSON FOODS, INC.

Date:    June 25, 1996                        By /s/ Michael T. Hudson
                                                 --------------------------
                                                  Micheal T. Hudson, President

                                                                    EXHIBIT 10
                                                   TO  HUDSON FOODS, INC. 10-Q
                                                           MARCH 30, 1996 10-Q
                        PURCHASE AND SUPPLY AGREEMENT
                            (AMENDED AND RESTATED)

    This PURCHASE AND SUPPLY AGREEMENT ("Agreement"), originally made the 12th day of October, 1994 (as originally made, herein called the "Initial Agreement"), by and between Hudson Foods, Inc., a Delaware corporation (the "Supplier"), and Boston Chicken, Inc., a Delaware corporation (the "Company"), is amended and restated as of April 1, 1996.

    WHEREAS, the Supplier has the capability to produce chicken products for distribution and retail sale by the Company, which products and their specifications are described in Exhibit A (the "BC Chicken Products"); and

    WHEREAS, the Company desires to assure a continuing supply of the BC Chicken Products and the Supplier desires to supply the Company with a portion of its requirements of the BC Chicken Products; and

    WHEREAS, as provided in the Initial Agreement, the Supplier was willing to dedicate the entire chicken products production of its chicken processing facility at Dexter, Missouri (the "Dexter Facility") and, upon commencement of operations, the entire chicken products production of its chicken processing facility (exclusive of the protein plant associated therewith) currently under construction near Henderson, Kentucky (the "Henderson Facility" and, together with the Dexter Facility, the "Facilities") for sale under the Initial Agreement to or for the account of the Company, and the Company, as provided in the Initial Agreement, desired to purchase or have sold for its account the entire chicken products production of the Facilities;

    WHEREAS, since the date of the Initial Agreement, the Company has altered the product mix offered by Boston Chicken and Boston Market stores operated by the Company and its franchisees (the "Stores") to include turkey, meatloaf and ham; and

    WHEREAS, the alteration of the product mix at the Stores has altered the requirements of the Company and its franchisees for the BC Chicken Products and affected the rate of growth of volume requirements of such items; and

    WHEREAS, the Supplier believes and the Company concurs that, given changed circumstances, the most advantageous use of the Henderson Facility is to produce chicken products which include types which may not be required by the Company and its franchisees; and

    WHEREAS, the Company and the Supplier wish to amend and restate the Initial Agreement to take into account such aforementioned matters in a manner intended to preserve the aggregate economic effect of the Initial Agreement, but which will adjust the responsibilities and opportunities of the parties in light of the aforementioned matters and provide certain incentives and disincentives for the profitable operation of the Dexter Facility and the Henderson Facility, as well as certain incentives and opportunities relating to the supply of turkey, ham and beef by the Supplier to the Company and its franchisees; and

    WHEREAS, the Company and the Supplier have each determined that the Agreement, as herein amended and restated, is potentially more advantageous than the Initial Agreement;

    NOW, THEREFORE, in consideration of the foregoing premises and of the mutual promises set forth herein, the parties hereto agree to, and hereby do, amend and restate the Initial Agreement as set forth herein:

    1. Definitions. As used herein, the following terms have the respective meanings set forth below or set forth in the Section of this Agreement following such term:

    "Agreement" -- means the Purchase and Supply Agreement between the Supplier and the Company, dated October 12, 1994, as amended and restated as of April 1, 1996.

    "Annual Aggregate Dexter Purchase Price" -- Section 5(b).

    "Annual Dexter Adjustment Amount" -- Section 5(b).

    "Annual Henderson Operating Payment" -- Section 5(c).

    "Authorized Recipient" -- Section 2(b).

    "Average Bid" -- Section 2(d).

    "BC Chicken Products" -- Preamble.

    "BC Other Products" -- Section 2(d).

    "Bidding Affiliate" -- Section 2(d).

    "Cap Reduction" -- Section 2(e).

    "Chicken Products" -- Section 2(a).

    "Commencement Date" -- Section 2(a).

    "Company" -- means Boston Chicken, Inc., a Delaware corporation.

    "Contract Year" -- means a fiscal year of the Company (or such portion of a fiscal year of the Company) during the Term of this Agreement.

    "Cost Improvement Program" -- Section 5(i).

    "Credit Amount" -- Section 5(f).

    "Dexter Facility" -- Preamble.

    "Dexter Loss" -- Section 5(b).

    "Dexter Inside Sales" -- Section 5(b).

    "Dexter Outside Sales" -- means Outside Sales relating to the Dexter
Facility.

    "Dexter Term" -- means the period beginning on the Commencement Date and ending on the Dexter Termination Date.

    "Dexter Termination Date" -- Section 2(a).

    "Excluded Costs" -- means the following costs or expenses: (i) the cost of shipping Chicken Products from the relevant Facility, (ii) any payment made by the Supplier pursuant to Section 11(a) hereof or any cost, expense or liability for which the Supplier has been indemnified, (iii) any cost, fine, defense expense or judgment relating to any failure of the Supplier to comply with applicable laws, (iv) any cost incurred in, directly related to, or assigned or allocated to the protein plant at the Henderson Facility, (v) any taxes levied or paid solely with respect to the Supplier's income, (vi) any amount relating to any action, occurrence, incident, transaction, omission, claim, contract or liability prior to the Commencement Date or the Henderson Facility Commencement Date, as applicable, (vii) any environmental liability or clean-up, remediation or contribution imposed by applicable environmental law (but not including (A) any utilities surcharges or (B) any expenditures for preventive measures required by changes in applicable environmental laws after the date of this Agreement), (viii) any costs incurred in violation of this Agreement, including any costs relating to Chicken Products or Third-Party Products failing to meet applicable specifications, (ix) costs of Third-Party Products, (x) all depreciation expense with respect to the Dexter Facility capital assets listed on Exhibit C hereto accrued during any period prior to the earlier of the first week that the production of the Dexter Facility reaches 650,000 chickens or June 1, 1995, and (xi) prior to the first week that production of the Henderson Facility reaches 1,300,000 chickens, all depreciation expense with respect to the Henderson Facility that exceeds the depreciation expense of the Dexter Facility, measured on a cents-per-pound-of-production basis.

    "Facility" or "Facilities" -- means the Dexter Facility or the Henderson Facility or both, as appropriate.

    "Facilities Cost" -- means, with respect to the relevant Contract Year and the appropriate Facility (either the Dexter Facility or the Henderson Facility, as the case may be), from and after the Commencement Date or the Henderson Facility Commencement Date, as the case may be, all costs and expenses (other than costs or expenses that constitute Excluded Costs) that are (i) incurred in, or directly related to, the operation of such Facility during the Dexter Term or the Henderson Term, as the case may be, or (ii) assigned or allocated by the Supplier to such Facility (including, without limitation, a reasonable allocation of the Supplier's corporate overhead expenses, determined in good faith based upon the methodology used by the Supplier in the allocation of corporate overhead expenses to all of its production facilities), less the following credits: (i) an amount equal to any employee withholding credits allowed the Supplier under the KREDA program applicable to the operation of the Henderson Facility and (ii) an amount representing the sales or transfers of offal from the Facility to the Supplier or affiliates of the Supplier, which amount shall be based on the then-current Jacobsen Mid-South poultry and feather meal quote as adjusted by the schedule attached hereto as Exhibit B.

    "Full Production" -- means, with respect to the Dexter Facility or the Henderson Facility, as appropriate, that such Facility averages, for the weekly periods ending in any calendar month, at least 85% of the minimum average targets set forth in Section 2(a) for the Dexter Facility or Section 3 for the Henderson Facility; provided, however, that for purposes of the calculations required by Sections 5(b) and 5(c), the Henderson Facility will not be deemed to be in Full Production prior to the Henderson First Anniversary Date and the Dexter Facility will not be deemed to be in Full Production prior to the first anniversary of the Commencement Date or following the Dexter Termination Date.

    "Henderson Facility" -- Preamble.

    "Henderson Facility Commencement Date" -- Section 3.

    "Henderson First Anniversary Date" -- Section 3.

    "Henderson Loss" -- Section 5(c).

    "Henderson Sales" -- means Outside Sales relating to the Henderson Facility plus any proceeds actually received from sales to the Company of Chicken Products or other products produced at the Henderson Facility.

    "Henderson Term" -- means the period beginning on the Henderson Facility Commencement Date and ending on the Termination Date.

    "Initial Agreement" -- Preamble.

    "Interim Purchase Prices" -- means those purchase prices for Chicken Products from the Dexter Facility invoiced to and paid by the Company during the relevant time period, which prices shall be equivalent to the average prices invoiced to third parties for the same Chicken Products on the same day (or the most recent day on which a third party was invoiced for such Chicken Products), adjusted for the Supplier's standard volume discounts and freight and transportation differentials, and, in the event that the Chicken Product is one which has not been purchased by any third party, the invoiced price will be a flat price determined annually by mutual agreement of the Supplier and the Company, which flat price is intended to be a reasonable estimate of _____*% of Supplier's all-in costs in producing such Chicken Product.

    "Make-Whole Amount" -- Section 5(e).

    "Orders" -- Section 2(c).

    "Outside Sales" -- means, with respect to the relevant Contract Year and with respect to the relevant Facility, the proceeds actually received by the Supplier for sales of Chicken Products (plus, in the case of the Henderson Facility, proceeds received for sales of any other products produced at such
- ----------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission.

Facility) to any purchasers other than the Company (which purchasers may include the Supplier or affiliates of the Supplier); provided, however, that for purposes of computing Outside Sales, (i) no credit will be given for the sales of products from the protein plant at the Henderson Facility, and (ii) no credit will be given for any sales proceeds that are payment for or reimbursement of shipping expenses.

    "Supplier" -- means Hudson Foods, Inc., a Delaware corporation.

    "Term" -- Section 4(a).

    "Termination Date" -- Section 4(a).

    "Third-Party Products" -- Section 2(a).

    "Turkey Products" -- Section 2(b).

    2.    Production and Sale of Various Products.

          a. Chicken Products. The Supplier agrees to sell to the Company, or cause to be sold for the Company's account, the entire chicken products production (the "Chicken Products," which term shall include the BC Chicken Products) of the Dexter Facility, commencing on April 1, 1995 (the "Commencement Date") and ending on April 1, 2000 (the "Dexter Termination Date"), and the Company agrees to purchase such Chicken Products. The Supplier will cause the Dexter Facility to process a minimum average of 487,000 chickens per week from April 1, 1995 continuously to June 1, 1995, and continuously thereafter until the Dexter Termination Date to process a minimum average of 650,000 chickens per week, such averages to be computed on a rolling twelve-week basis (or such lesser number of weeks as has elapsed since the Commencement Date). In the event that the production of the Dexter Facility does not meet the targeted minimum averages set forth in this Section 2(a), whether by reason of lower than expected production rates, closure or production limitations imposed by law, partial condemnation or destruction of the Dexter Facility, or otherwise, the Supplier shall use its reasonable best efforts to purchase sufficient Chicken Products from third-party suppliers ("Third-Party Products") to achieve the targeted minimum averages and shall sell such Third-Party Products to the Company at a price equal to the Dexter Facilities Cost plus ____________* (with the Dexter Facilities Cost being measured on a per-pound basis for purposes of setting the selling price for Third-Party Products) for such Chicken Products during the last period such minimum average was met. At the request of the Company, the Supplier shall increase production of Chicken Products at the Dexter Facility to levels not inconsistent with prudent business practices. To the extent that the Company's Orders do not provide for shipment of all of the Dexter Facility's production of Chicken Products, the Supplier shall arrange the sale or otherwise dispose of such excess Chicken Products on commercially reasonable terms, consistent with efforts to maximize the selling price thereof, for the account of the Company and apply the proceeds of such sales (less any returns) to the Annual Aggregate Dexter Purchase Price pursuant to Section 5(b) hereof.
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission.

          b. Turkey Products. (i) The Company agrees that, during the period from February 1, 1996 until the end of the 1996 Contract Year, it shall order for purchase from the Supplier not less than __________* pounds of turkey products conforming to the recipes, specifications and standards set forth in Exhibit E hereto (the "Turkey Products"). The Company's orders for Turkey Products shall total for each week in such period not less than the lesser of (A) __________* pounds or (B) _____*% of the Boston Chicken/Boston Market system requirements for such week. The Supplier may appropriately reduce to meet the level mentioned below any order which would cause the total orders for any week in such period to exceed __________* pounds. The price for such Turkey Products shall be $_____* per pound. Upon the payment by the Company of the invoiced price for Turkey Products supplied by the Supplier pursuant to this Section 2(b), the Supplier shall credit to the Credit Amount an amount equal to _____* percent (_____*%) of the invoice amount for all Turkey Products shipped pursuant to such orders.

                (ii) The Supplier shall credit to the Credit Amount an amount equal to _____* percent (_____*%) of all payments made by the Company to the Supplier for the purchase of Turkey Products prior to February 1, 1996 in which the average price paid was $_____* per pound or greater (including shipping to the distributor).

                (iii) The Company and the Supplier hereby agree that the Company may designate any subsidiary, affiliate, joint venture, area developer, franchisee, commissary, vendor, processor, or other entity involved in the Boston Chicken/Boston Market concept (as such concept may exist from time to time) as an authorized product recipient ("Authorized Recipient") of Turkey Products pursuant to this Section 2(b), in which event the Company shall be deemed to have ordered and purchased Turkey Products pursuant to this
Section 2(b) and resold them to such Authorized Recipient and the Supplier shall act as the Company's agent in receiving orders, delivering product, and receiving payment therefor, and the Company shall receive the credit provided for in this Section 2(b) as if such Turkey Products had been ordered by and delivered and invoiced directly to, and payment made directly by, the Company. The Supplier agrees that each order form and invoice sent to any such Authorized Recipient shall conspicuously state that the Supplier is acting as the Company's agent in the sale of, and receipt of funds for, such products. The Supplier agrees that each shipment of Turkey Products to an Authorized Recipient shall be subject to indemnification at least as broad as that set forth in Section 11(a) of this Agreement. Amounts credited to the Credit Amount pursuant to this credit program shall be available to the same extent and for the same purposes as any other amount credited or elected to be so credited under this Agreement.

          c. Chicken and Turkey Product Orders. Upon receipt of shipping orders from the Company, its Authorized Recipients, or any distributor designated by either which is reasonably acceptable to the Supplier ("Orders"), the Supplier agrees to ship to the Company or third parties designated by the Company, (i) from the production of the Dexter Facility or Third-Party Products, any and all Chicken Products that the Company shall request shipment of pursuant to the Orders, and (ii) from the production of
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission

Supplier's turkey processing facilities, such Turkey Products that the Company shall request shipment of pursuant to the Orders (subject to any order reductions permitted by Section 2(b)). All sales of Chicken Products hereunder (including any Outside Sales) are F.O.B. at the Dexter Facility, with the Company solely responsible for any costs of shipping the Chicken Products. All sales of Turkey Products under Section 2(b) are inclusive of shipping from the Supplier's turkey processing plant to the Company's distributors in the continental United States.

          d. Bidding for BC Other Products. The Company agrees that it shall not later than thirty (30) days prior to the beginning of each Contract Year solicit bids from the Supplier and other meat processors for the supply of turkey, ham and meatloaf to the Company in accordance with such recipes, specifications, standards, terms, and conditions as it may determine in its sole discretion (the "BC Other Products"); provided, however, that bids for the 1996 Contract Year shall be solicited not later than April 30, 1996 (but not earlier than March 30, 1996) for meatloaf, and not later than June 30, 1996 (but not earlier than May 31, 1996) for ham, and shall not include bids for Turkey Products. Such bids shall be solicited in good faith from at least three suppliers in addition to the Supplier and will be for such amounts of BC Other Products as the Company shall have estimated in good faith as being at least _____*% of its turkey requirements, _____*% of its ham requirements and _____*% of its meatloaf requirements for a one-year period, and bids will be sought in terms of either a fixed price per pound or a specified averageable formula-based price of the requested protein. In the event that the Supplier (or any affiliate thereof specified by Supplier as its designated bidder for such bid, such affiliate being herein called the "Bidding Affiliate") shall meet the requirements of such recipes, specifications, standards, terms and conditions, and its price for such turkey, ham or meatloaf shall be not more than $_____* per pound higher than the average of the bona fide comparable bids received by the Company (which average, herein called the "Average Bid," shall be based upon the bona fide comparable bids received by the Company, and shall exclude any bids submitted by the Supplier or any Bidding Affiliate), such business will be awarded by the Company to the Supplier or its Bidding Affiliate, as the case may be, at the price bid by the Supplier or such Bidding Affiliate. In the event that the Supplier or any Bidding Affiliate shall meet the requirements of such recipes, specifications, standards, terms and conditions, but its price for such turkey, ham or meatloaf shall be more than $_____* per pound higher than the Average Bid, then the Supplier or its Bidding Affiliate, as the case may be, shall be notified immediately by the Company of the Average Bid and given until the second business day following such notice to revise its bid to not more than $_____* per pound higher than the Average Bid, in which event such business will be awarded by the Company to the Supplier or its Bidding Affiliate, as the case may be, at the revised price bid by the Supplier or such Bidding Affiliate. All BC Other Products so supplied to the Company by the Supplier or any Bidding Affiliate pursuant to any initial or revised bid shall be invoiced to the Company at a price equal to ____________* percent (_____*%) of the Supplier's or the Bidding Affiliate's bid price forming the basis for such award. Upon the payment by the Company of the invoiced price for BC Other Products supplied by the
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission

Supplier or its Bidding Affiliate, as the case may be, pursuant to such a bid award, the Supplier shall credit to the Credit Amount an amount equal to ___ * percent (_____*%) of the invoice amount for all such BC Other Products shipped by the Supplier. The Company and the Supplier hereby agree that the Company may designate any Authorized Recipient as the recipient of BC Other Products pursuant to such bid and award, in which event the Company shall be deemed to have purchased BC Other Products pursuant to such bid and award and resold them to such Authorized Recipient and the Supplier shall act as the Company's agent in receiving orders, delivering product, and receiving payment therefor, and the Company shall receive the credit provided for in this
Section 2(d) as if such BC Other Products had been ordered by and delivered and invoiced directly to, and payment made directly by, the Company. The Supplier agrees that each order form and invoice sent to any such Authorized Recipient shall conspicuously state that the Supplier is acting as the Company's agent in the sale of, and receipt of funds for, such products. The Supplier agrees that each bid made by it or its Bidding Affiliate will confirm such agency provisions and include indemnification at least as broad as that set forth in Section 11(a) of this Agreement. Amounts credited to the Credit Amount pursuant to this credit program shall be available to the same extent and for the same purposes as any other amount credited or elected to be so credited under this Agreement.

          e. Penalty for Lack of Capacity. In the event the Supplier or its Bidding Affiliate shall not be awarded business for turkey, ham or meatloaf pursuant to Section 2(d) in any Contract Year for failure of the Supplier or a Bidding Affiliate to have sufficient internal capacity to produce at least ________ * pounds per week of turkey, at least ________ * pounds per week of ham, or at least ________ * pounds per week of meatloaf, then the product expressed in proviso (Y) of Section 5(b) and the product expressed in provisos (X) and (Z) of Section 5(c) shall be reduced by $__________* for the relevant Contract Year if such failure relates to ham, $__________* for the relevant Contract Year if such failure relates to meatloaf, and $__________* for the relevant Contract Year if such failure relates to turkey (each of such reductions being referred to as a "Cap Reduction"). To the extent that any Cap Reduction pursuant to the immediately preceding sentence does not actually reduce amounts owed by the Company to the Supplier as Annual Dexter Adjustment Amounts or Annual Henderson Operating Payments in the Contract Year to which such Cap Reduction first applies, such unused portion of the Cap Reduction shall carry over to the next succeeding Contract Year or Contract Years until fully used. Any Cap Reductions unused as of the Termination Date shall expire without further effect.

    3. Henderson Facility. The Supplier agrees to use its reasonable best efforts to cause the Henderson Facility to be constructed and ready to begin initial production of Chicken Products not later than July 1, 1996 (which date, or such earlier date as the Supplier certifies in writing to the Company that the Henderson Facility is first available for commercial production, shall be the "Henderson Facility Commencement Date"). The Supplier will cause the Henderson Facility to process a minimum average of 1,300,000 chickens per week from the first anniversary of the Henderson Facility Commencement Date (the "Henderson First Anniversary Date") continuously until the Termination
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission

Date, such average to be computed on a rolling twelve-week basis (or such Date) and will increase production consistent with commercially reasonable business practice. The Supplier shall arrange the sale or otherwise dispose of Chicken Products and other products produced at the Henderson Facility on commercially reasonable terms, consistent with efforts to maximize the selling price thereof. The Supplier agrees that, during the period from the Henderson First Anniversary Date to the end of the Term, for each month in which the Henderson Facility is not in Full Production, any loss incurred by the Henderson Facility during such month shall not be taken into account in computing the Henderson Loss pursuant to Section 5(c) hereof, unless the Company has consented to the operation of the Henderson Facility at less than Full Production for such month.

    4.    Term.

          a. Term. The term of this Agreement (the "Term") shall be a period beginning on the Commencement Date and ending on the date that is the fifth anniversary of the Henderson Facility Commencement Date (the "Termination Date").

          b. Termination. Notwithstanding the foregoing Section 4(a), the Company or the Supplier may terminate this Agreement prior to the expiration of the Term as provided in Section 12 hereof.

    5. Contributions to Operating Costs and Other Payments; Credit Amount; Examinations.

          a. Initial Payment. The Company shall deposit with the Supplier, upon execution of this Agreement, an aggregate amount of $__________*, such amount to be retained by the Supplier as the Company's contribution towards costs of design and construction of the Dexter Facility and the Henderson Facility.

          b. Annual Adjusting Payments for Chicken Products. The Company shall pay, as the total purchase price for all Chicken Products purchased by the Company from the Dexter Facility hereunder in any Contract Year during the Dexter Term, an aggregate amount (the "Annual Aggregate Dexter Purchase Price") equal to the sum of (x) the sum of all Interim Purchase Prices for Chicken Products from the Dexter Facility properly invoiced to and paid by the Company (the "Dexter Inside Sales") during such Contract Year and (y) an adjustment amount (the "Annual Dexter Adjustment Amount") calculated annually by Contract Year equal to fifty percent (50%) of any Dexter Loss for such Contract Year, where "Dexter Loss" is an amount equal to the difference between (i) ____________* percent (_____*%) of the Dexter Facilities Cost for such relevant Contract Year, minus (ii) both (a) the Dexter Inside Sales for such relevant Contract Year and (b) the Dexter Outside Sales for such relevant Contract Year; provided, however, that (W) no Annual Dexter Adjustment Amount shall be due unless and until such time as the cumulative Annual Dexter Adjustment Amounts plus Annual Henderson Operating Payments otherwise payable (but for operation of this proviso (W)) by the Company to the Supplier would exceed $__________*, in which event Annual Dexter Adjustment Amounts shall be
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission due only with respect to such excess, (X) no Annual Dexter Adjustment Amount shall be payable for any period prior to March 31, 1996 or any period following the Dexter Termination Date, (Y) the Annual Dexter Adjustment Amount for any Contract Year shall not exceed the product of (1) $__________* times
(2) the quotient of (a) the sum of the number of plant-months of Full Production by the Dexter Facility during such Contract Year plus the number of plant-months of Full Production by the Henderson Facility during such Contract Year, divided by (b) 24, and (Z) if the Annual Dexter Adjustment Amount for any Contract Year shall be a negative number, then Supplier shall, at the Company's option (exercisable in whole or in part in any combination between cash and credits), pay to the Company in cash or credit to the Credit Amount such Annual Dexter Adjustment Amount.

          c. Annual Henderson Operating Payments. The Company shall pay, as a contribution to the operating costs of the Henderson Facility for each Contract Year (or portion thereof) during the Henderson Term, an amount (the "Annual Henderson Operating Payment") equal to fifty percent (50%) of any Henderson Loss for such Contract Year, where "Henderson Loss" is an amount equal to the difference between (i) ____________* percent (_____*%) of the Henderson Facilities Cost for such relevant Contract Year, minus (ii) the Henderson Sales for such relevant Contract Year; provided, however, that (V) no Annual Henderson Operating Payment shall be due unless and until such time as the cumulative Annual Henderson Operating Payments plus Annual Dexter Adjustment Amounts otherwise payable (but for operation of this proviso (V)) by the Company to the Supplier would exceed $__________*, in which event Annual Henderson Operating Payments shall be made only with respect to such excess, (W) no Annual Henderson Operating Payment shall be payable for the any period prior to the Henderson First Anniversary Date or any period following the Termination Date, (X) the Annual Henderson Operating Payment for any Contract Year shall not exceed the product of (1) $__________* times (2) the quotient of (a) the sum of the number of plant-months of Full Production by the Henderson Facility during such Contract Year plus the number of plant-months of Full Production by the Dexter Facility during such Contract Year, divided by (b) 24, (Y) if the Annual Henderson Operating Payment for any Contract Year shall be a negative number, then Supplier shall, at Company's option (exercisable in whole or in part in any combination of cash and credits), pay in cash or credit to the Credit Amount such Annual Henderson Operating Payment, and (Z) the sum of the Annual Dexter Adjustment Amount and the Annual Henderson Operating Payment shall not, for any Contract Year, exceed the product of (1) $__________* times (2) the quotient of (a) the sum of the number of plant-months of Full Production by the Henderson Facility during such Contract Year plus the number of plant-months of Full Production by the Dexter Facility during such Contract Year, divided by (b) 24.

          d. Advertising Contribution. The Supplier shall pay to the Company or such advertising fund or account as the Company may direct at the end of the 1995 Contract Year $__________* to be utilized by the Company or such fund or account to promote and advertise to consumers the products supplied to the Company by the Supplier during the Term of this Agreement. Such advertising and promotion may include chicken, chicken products, and to the extent supplied partially or wholly by Supplier, ham, turkey, meatloaf,
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission and ham, turkey, and meatloaf products, and meals including the foregoing. Such advertising and promotion may be included with the advertising and promotion of other products and shall be in such form or forms and through such media as the Company may determine in its sole discretion.

          e. Make-Whole Amount. Promptly following the Termination Date, the Supplier shall compute the "Make-Whole Amount," which shall be a positive or negative number, computed as:

    X + Y - Z = Make-Whole Amount,

where

    X = the sum (which sum will be $__________* or less) of all amounts that would have been required to be paid by the Company to the Supplier as Annual Dexter Adjustment Amounts or Annual Henderson Operating Payments under this Agreement but are excepted from such payment solely by reason of the operation of proviso (W) of Section 5(b) or proviso (V) of Section 5(c),

    Y = all amounts required to be paid by the Company to the Supplier as Annual Dexter Adjustment Amounts or Annual Henderson Operating Payments under this Agreement, and

    Z = the sum of all amounts required to be paid by the Supplier to the Company (or credited to the Credit Amount) as Annual Dexter Adjustment Amounts or Annual Henderson Operating Payments under this Agreement.

    If the Make-Whole Amount shall be:

    (I) a positive number, the Company shall pay to the Supplier an amount equal to the Make-Whole Amount, such payment to be made, to the extent possible, by immediately applying to the amount owed any remaining balance in the Credit Amount, up to the amount owed, and, to the extent the Credit Amount is insufficient to pay the full amount owed, by cash payments in the amount of such insufficiency; or

    (ii) zero or a negative number, the Supplier shall pay to the Company an amount, in cash, equal to $__________* minus X; provided, however, in the event that X is less than $__________*, the Supplier shall pay to the Company an amount, in cash, equal to $__________* minus X, and no payment shall be due under either (i) or (ii) above.

    Upon the payments of any amounts due under this Section 5(e), the remaining balance, if any, in the Credit Amount shall be paid in cash by the Supplier to the Company. Any cash payments required under this Section 5(e) shall be made by the party owing payment in 24 equal monthly installments beginning not later than one month following the Termination Date.
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission

          f. Credit Amount. The "Credit Amount" shall be that number of dollars credited to such amount pursuant to this Agreement, less any amounts deducted therefrom by the Company in lieu of a cash payment to the Supplier. Once credited to the Credit Amount, dollars may not be deducted therefrom except for payment in lieu of cash to the Supplier, except that upon termination of this Agreement the remaining balance in the Credit Amount shall be applied or distributed as provided in Section 5(e). Any amount payable by the Company to the Supplier may be paid, at the Company's sole option, by deducting such amount from credits in the Credit Amount from previous calculations or by offsetting amounts which would be simultaneously credited to the Credit Amount at the same time as such calculation. The Company agrees that it shall not utilize its option under certain provisions of this Agreement to elect cash payment in lieu of credit to the Credit Amount at any time if calculation of the Make-Whole Amount at such time as if it were the Termination Date would result in a positive number (and, in the event the result was a negative number, to limit cash payment to such amount as would offset such negative number).

          g.    Computation of Various Payments.  Not later than forty-five
(45) days after the end of any Contract Year, the Supplier shall provide the Company with a written report showing in reasonable detail the calculation of each of the Annual Aggregate Dexter Purchase Price, the Interim Purchase Prices for the Dexter Facility from Dexter Inside Sales, Dexter Outside Sales, the Annual Dexter Adjustment Amount, _____*% of the Dexter Facilities Cost, Henderson Sales, the Annual Henderson Operating Payment, _____* % of the Henderson Facilities Cost, and any amount available for adjustment of the Credit Amount.

          h. Examination of Books and Records. The Company shall be entitled, at its expense, (i) to examine the books and records of the Supplier that are relevant to the determination of all defined terms and amounts provided for in this Agreement, provided that any such examination shall be conducted during the Supplier's normal business hours and in such a manner as to reasonably minimize disruption of the Supplier's business, (ii) to participate in the Supplier's preparation of budgets for the Facilities and, following the Commencement Date or the Henderson Facility Commencement Date, as appropriate, to approve any capital expenditures or related series of capital expenditures at either Facility that exceeds $100,000, (iii) to direct the Supplier with respect to the purchase of feed for the production of chickens to be processed at the Facilities, (iv) to review the Supplier's allocation of overhead expenses and costs and allocation of the Henderson protein plant, (v) to review and approve all general increases in wages (or bonuses or increases for specific employees or groups not in accordance with past practice) or material changes in working conditions, benefits and regulation, if such increases or changes are not generally applicable to the Supplier's other chicken processing facilities, (vi) to review and approve or disapprove all self-dealing transactions of the Supplier and its directors, officers, employees and affiliates affecting the Facilities Cost, if such transactions are not based on market prices and terms, and (vii) to determine, jointly with the Supplier, the amounts of bonuses, if any, to be paid to the management employees of the Facilities. Any management bonuses so determined
- ---------
* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission shall be paid by the Supplier and included in the calculation of the Facilities Cost. All amortization and depreciation of equipment, products and services used in the computation of Facilities Cost shall be included in Facilities Cost in accordance with the depreciation and amortization schedules and policies attached as Exhibit D to this Agreement or as may otherwise be mutually agreed. No cost incurred in violation of this Agreement shall be included in Facilities Cost.

          i. Cost Improvement Program. In the second Contract Year for each Facility, both parties, in good faith, will outline and implement a program to reduce costs (the "Cost Improvement Program"). The Cost Improvement Program is intended to lower costs while maintaining or improving quality, service, and productivity. The Cost Improvement Program will also be a component in establishing objectives for Facilities management in connection with any Facilities management performance bonus program.

    6.    Specifications and Inspection.

          a. Quality Standards. The BC Chicken Products shall be produced according to the quality and production standards as set forth on Exhibit A hereto. The BC Other Products shall be produced according to quality and production standards mutually agreed upon from time to time by the Company and the Supplier.

          b. Inspection. The Facilities and the BC Chicken Products and the BC Other Products shall be subject to inspection and test by the Company to the extent practicable at all times and places, including during the period of manufacture and, in any event, prior to final acceptance by the Company or other purchaser.

          c. Quality Control. The Supplier shall provide and maintain a quality control system covering any BC Chicken Products or BC Other Products sold to the Company or for the Company's account. Records of all inspection work by the Supplier shall be kept complete and available to the Company during the performance of an Order.

    7.    Supplier's Covenants.

          a. Affirmative Covenants. The Supplier covenants that, during the Term of this Agreement, it shall:

                i. operate the Facilities in compliance with all applicable laws and regulations;

                ii.  use its best efforts, consistent with industry practices,
(A) to produce and offer for sale to the Company the BC Other Products and (B) to minimize the Facilities Cost;

                iii. cooperate in good faith with the Company in any investigation or health or other inspection relating to the Facilities or the BC Chicken Products and the BC Other Products; and

                iv. process and package the BC Chicken Products and the BC Other Products as specified by the Company from time to time.

b. Negative Covenants. The Supplier covenants that, during the Term of this Agreement, it shall not, without the prior consent or approval of the Company, which consent or approval shall not unreasonably be withheld:

                i. produce at the Dexter Facility any product, other than Chicken Products sold to the Company;

                ii. following the Commencement Date or the Henderson Facility Commencement Date, as appropriate, make any capital expenditure or related series of capital expenditures at either Facility in excess of $100,000;

                iii. depreciate any of the Facilities' capital assets in a manner inconsistent with the manner in which the Supplier has depreciated comparable capital assets at its other production facilities in the past, as set forth in Exhibit D;

                iv. take any hedging position with respect to any feed grain or other commodity that would be included in the calculation of the Facilities Cost; or

                v. change its current method of corporate overhead allocation (based upon an imputed interest expense at an interest factor that may vary during any of the Supplier's fiscal years).

    8. Ordering and Logistics. The Supplier and the Company hereby undertake to establish jointly an efficient ordering, shipping and inventory procedure within ninety days after the date of this Agreement.

    9. Force Majeure. Neither the Supplier nor the Company shall be liable for, or deemed to be in default hereunder or subject to any remedies of the other party as a result of, delays or performance failures due to fire or other acts of God, strikes, riots or similar causes beyond such party's reasonable control, and without the fault or negligence of the Company or the Supplier; provided, however, that when the Supplier has reason to believe that deliveries of BC Chicken Products will not be made as scheduled, written notice setting forth the cause of the anticipated delay shall be given immediately to the Company and the Supplier shall use reasonable efforts to facilitate the Company in securing alternative supplies of BC Chicken Products.

    10.    Warranties.

           a. Supplier Warranties. The Supplier represents and warrants that:

                 i. the Supplier is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware;

                 ii. the execution, delivery and performance by the Supplier of this Agreement are within the Supplier's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene the Supplier's charter or by-laws or any law or contractual restriction binding on or affecting the Supplier;

                 iii. there is no pending or threatened litigation challenging the Supplier's authority to enter into and perform under this Agreement;

                 iv. each and every Chicken Product produced at either Facility and its packaging: (A) will not be adulterated or misbranded within the meaning of any applicable federal, state or local law, or any rules and regulations promulgated thereunder; (B) will be produced (if a BC Chicken Product) in accordance with the quality and production standards set forth on Exhibit A hereto; and (C) will comply with applicable federal, state and local laws, and the rules and regulations promulgated thereunder; and

                v. the production of Chicken Products at either Facility does not infringe any patent, copyright, trade secret or other proprietary right or process.

          b.    Company Warranties.  The Company represents and warrants that:

                i. the Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware;

                ii. the execution, delivery and performance by the Company of this Agreement are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene the Company's charter or by-laws or any law or contractual restriction binding on or affecting the Company;

                iii. there is no pending or threatened litigation challenging the Company's authority to enter into and perform under this Agreement.

    11.   Indemnity.

          a. Supplier's Indemnity. The Supplier agrees to protect and indemnify and hold harmless the Company and its customers, shareholders, officers, directors, employees, franchisees, joint venturers, agents and affiliates from any claim, demand, loss, damage, liability, cost or expense, directly or indirectly arising out of, or in connection with, or resulting from, the willful or negligent acts or omissions of the Supplier, or any of its employees, agents or contractors, relating to the manufacture, sale, use or consumption of any article of food sold or delivered by the Supplier from the Facilities during the Term of this Agreement. In the event the Company is required to conduct a recall or notification campaign due to an alleged defect in the food so sold, the Supplier will conduct the same or pay the Company's costs and expenses thereof at the Company's option.

          b. Company's Indemnity. The Company agrees to protect and indemnify and hold harmless the Supplier, its shareholders, officers, directors, employees, joint venturers, agents and affiliates from any claim, demand, loss, damage, liability, cost or expense, directly or indirectly arising out of, or in connection with, or resulting from, the willful or negligent acts or omissions of the Company, or any of its employees, agents or contractors, relating to the sale, use or consumption of any article of food sold or delivered by the Supplier to the Company.

12. Termination of Agreement. Notwithstanding anything to the contrary herein stated, this Agreement shall terminate prior to the expiration of the Term provided for in Section 4 hereof:

          a. at the option of the Company, upon the filing of a voluntary bankruptcy or insolvency petition by the Supplier or an involuntary bankruptcy or insolvency petition against the Supplier which is not vacated within 30 days from the date of filing, or the entry of an order for relief in any bankruptcy proceeding in which the Supplier is a defendant; the appointment of a receiver or trustee for the Supplier; the execution of an assignment for the benefit of creditors of the Supplier or the execution of a composition with creditors or any agreement of like import by the Supplier; or

          b. at the option of the Supplier, upon the filing of a voluntary bankruptcy or insolvency petition by the Company or an involuntary bankruptcy or insolvency petition against the Company which is not vacated within 30 days from the date of filing, or the entry of an order for relief in any bankruptcy proceeding in which the Company is a defendant; the appointment of a receiver or trustee for the Company; the execution of an assignment for the benefit of creditors of the Company or the execution of a composition with creditors or any agreement of like import by the Company; or

          c. at the option of the Supplier, in the event that the Company is in material default in the performance of any of the terms or conditions of this Agreement (including payment obligations, or the Company shall breach any representation or warranty of the Company set forth in this Agreement in any material respect), provided that such default or breach is not cured within thirty (30) days after written notice to the Company by the Supplier of such default or breach; or

          d. at the option of the Company but subject to the last sentence of Section 14 hereof, in the event that the Supplier is in material default in the performance of any of the terms or conditions of this Agreement, or the Supplier shall breach any of its representations or warranties set forth in this Agreement in any material respect, provided that such default or breach is not cured within thirty (30) days after written notice to the Supplier by the Company of such default or breach; or

          e. upon a change in control of (i) the Supplier, at the option of the Company, or (ii) the Company, at the option of the Supplier.

    If this Agreement is terminated pursuant to Section 12(c), the Company agrees that it will purchase from the Supplier at the Supplier's net out-of-pocket cost, or reimburse the Supplier for its net out-of-pocket cost, for all packaging materials purchased by the Supplier for the Chicken Products and which have been rendered unusable because of such termination.

    13. Insurance. The Supplier shall at all times maintain commercial general liability insurance, including product liability and contractual liability coverage, the coverages, amounts and deductible levels of such policies to be consistent with industry standards. Such policies shall name the Company as additional insured and the Supplier shall provide the Company with certificates of insurance evidencing these insurance coverages providing for 30 days' advance written notice to the Company of any material change or termination of these coverages.

    14. Remedies upon Default. Termination of this Agreement by either party pursuant to Section 12(c) or (d) shall not limit or otherwise affect the remedies of the nondefaulting or nonbreaching party against the defaulting or breaching party. In the event that either party is in material default under any of the terms or conditions of this Agreement or has materially breached any of its representations or warranties in this Agreement, the nondefaulting or nonbreaching party shall be entitled to pursue, in addition to any remedies specifically provided herein, all further remedies then available under the applicable state Uniform Commercial Code or otherwise available at law or in equity. Notwithstanding anything herein to the contrary (including, without limitation Section 12(d) hereof), the failure of any Chicken Products or Third-Party Products to meet applicable specifications shall not be a breach of this Agreement, provided that in the event the purchaser rejects any such Products, the cost of any such Products shall be an "Excluded Cost" under clause (viii) of the definition of that term and, provided further, this sentence shall not reduce or affect any obligation the Supplier may have pursuant to Section 11(a) of this Agreement.

    15.   Proprietary Information.

          a. Confidentiality Agreement. The Company and the Supplier acknowledge that they have previously executed and delivered a Confidentiality Agreement, dated June 23, 1994, and such Confidentiality Agreement is incorporated herein, as if fully set forth, and shall be effective during the Term of this Agreement.

          b. Remedy on Breach. In the event of a breach or threatened breach of the obligations of the either party pursuant to the Confidentiality Agreement, the breaching party agrees that in addition to any other legal rights or remedies that the other party may have, the other party shall be entitled to injunctive and/or other equitable relief to prevent or remedy such breach or threatened breach.

    16. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, but shall not be assignable by either party hereto without the prior written consent of the other party hereto, which consent shall not unreasonably be withheld.

    17. Notices. Any notice or other communication provided for herein or given hereunder to a party hereto shall be in writing and shall be (i) mailed by first class registered or certified mail, postage prepaid, (ii) delivered by a nationally recognized overnight courier service, or (iii) transmitted by confirmed facsimile or other confirmed electronic transmission, addressed as follows:

    If to the Company:

        Boston Chicken, Inc.
        14103 Denver West Parkway
        P.O. Box 4086
        Golden, Colorado 80401-4086
        Facsimile:  (303) 384-5335

        Attn: Donald J. Bingle
              General Counsel

    If to the Supplier:

        Hudson Foods, Inc.
        1225 Hudson Road
        Rogers, Arkansas 72756
        Facsimile:  (501) 631-5400

        Attn: Michael T. Hudson
              President

or to such other address with respect to a party as such party shall notify the other party in writing as above provided.

    18. Entire Agreement; Amendment. This Agreement (including attachments, exhibits and materials incorporated by reference, and that certain Vendor Quality Program Agreement attached hereto as Exhibit F) represents the entire agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. Any amendment of this Agreement shall be in writing, signed by both parties. No termination of approved vendor status or default under the Vendor Quality Program Agreement shall constitute a default under or give rise to remedies under this Agreement unless the event or events causing a termination of approved vendor status or default under the Vendor Quality Program Agreement would separately, without reference to the Vendor Quality Program Agreement, constitute a default under and give rise to remedies under this Agreement.

    19. Caption Headings. The section and paragraph headings used in this Agreement are included for purposes of convenience only and shall not affect the construction or interpretation of any of its provisions.

    20. WAIVERS OF JURY TRIAL AND PUNITIVE DAMAGES. THE SUPPLIER AND THE COMPANY EACH HEREBY IRREVOCABLY WAIVE (A) ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT AND (B) ALL RIGHT TO SEEK OR RECEIVE PUNITIVE DAMAGES IN ANY SUCH ACTION, PROCEEDING OR COUNTERCLAIM.

    21. Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Delaware and shall be subject to the Uniform Commercial Code of the State of Delaware to the extent not inconsistent with the terms hereof.

               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

    IN WITNESS WHEREOF, the parties hereto have amended and restated the Initial Agreement, effective as of April 1, 1996.

    HUDSON FOODS, INC.


    By  /s/ Michael T. Hudson
       --------------------------------
            Michael T. Hudson
            President and Chief Operating Officer


    BOSTON CHICKEN, INC.


    By  /s/ Donald J. Bingle
       --------------------------------
    Name: Donald J. Bingle
    Title:Vice President

                   SCHEDULE OF EXHIBITS TO CONFORMED COPY OF
             PURCHASE AND SUPPLY AGREEMENT (AMENDED AND RESTATED)



Exhibit A    Specifications for the BC Chicken Products

Exhibit B    By-Product Chart

Exhibit C    Dexter Facility Capital Assets

Exhibit D    Depreciation Schedules and Policies

Exhibit E    Recipes, Specifications and Standards for the Turkey Products

Exhibit F    Vendor Quality Program Agreement

                                   EXHIBIT B

                               BY-PRODUCT CHART

  PER CWT. WEIGHT F.O.B. PROTEIN PLANT    BASED ON JACOBSEN-MIDSOUTH QUOTE

POULTRY/FEATHER MEAL           RAW OFFAL PRICE           RAW FEATHER PRICE
      PRICE
      75.00                         0.20                       0.10
      77.50                         0.23                       0.13
      80.00                         0.26                       0.16
      82.50                         0.29                       0.19
      85.00                         0.32                       0.22
      87.50                         0.35                       0.25
      90.00                         0.38                       0.28
      92.50                         0.41                       0.31
      95.00                         0.44                       0.34
      97.50                         0.47                       0.37
     100.00                         0.50                       0.40
     102.50                         0.53                       0.43
     105.00                         0.56                       0.46
     107.50                         0.59                       0.49
     110.00                         0.62                       0.52
     112.50                         0.65                       0.55
     115.00                         0.68                       0.58
     117.50                         0.71                       0.61
     120.00                         0.74                       0.64
     122.50                         0.77                       0.67
     125.00                         0.80                       0.70
     127.50                         0.83                       0.73
     130.00                         0.86                       0.76
     132.50                         0.89                       0.79
     135.00                         0.92                       0.82
     137.50                         0.95                       0.85
     140.00                         0.98                       0.88
     142.50                         1.01                       0.91
     145.00                         1.04                       0.94
     147.50                         1.07                       0.97
     150.00                         1.10                       1.00
     152.50                         1.13                       1.03
     155.00                         1.16                       1.06
     157.50                         1.19                       1.09
     160.00                         1.22                       1.12
     162.50                         1.25                       1.15
     165.00                         1.28                       1.18
     167.50                         1.31                       1.21
     170.00                         1.34                       1.24
     172.50                         1.37                       1.27
     175.00                         1.40                       1.30
     177.50                         1.43                       1.33
     180.00                         1.46                       1.36

                              EXHIBIT CONTINUED


 PER CWT. WEIGHT F.O.B. PROTEIN PLANT    BASED ON JACOBSEN-MIDSOUTH QUOTE

POULTRY/FEATHER MEAL           RAW OFFAL PRICE           RAW FEATHER PRICE
      PRICE
     182.50                         1.49                       1.39
     185.00                         1.52                       1.42
     187.50                         1.55                       1.45
     190.00                         1.58                       1.48
     192.50                         1.61                       1.51
     195.00                         1.64                       1.54
     197.50                         1.67                       1.57
     200.00                         1.70                       1.60
     202.50                         1.73                       1.63
     205.00                         1.76                       1.66
     207.50                         1.79                       1.69
     210.00                         1.82                       1.72
     212.50                         1.85                       1.75
     215.00                         1.88                       1.78
     217.50                         1.91                       1.81
     220.00                         1.94                       1.84
     222.50                         1.97                       1.87
     225.00                         2.00                       1.90
     227.50                         2.03                       1.93
     230.00                         2.06                       1.96
     232.50                         2.09                       1.99
     235.00                         2.12                       2.02
     237.50                         2.15                       2.05
     240.00                         2.18                       2.08
     242.50                         2.21                       2.11
     245.00                         2.24                       2.14
     247.50                         2.27                       2.17
     250.00                         2.30                       2.20
     252.50                         2.33                       2.23
     255.00                         2.36                       2.26
     257.50                         2.39                       2.29
     260.00                         2.42                       2.32
     262.50                         2.45                       2.35
     265.00                         2.48                       2.38
     267.50                         2.51                       2.41
     270.00                         2.54                       2.44
     272.50                         2.57                       2.47
     275.00                         2.60                       2.50
     277.50                         2.63                       2.53
     280.00                         2.66                       2.56
     282.50                         2.69                       2.59
     285.00                         2.72                       2.62
     287.50                         2.75                       2.65
     290.00                         2.78                       2.68
     292.50                         2.81                       2.71

                              EXHIBIT CONTINUED


 PER CWT. WEIGHT F.O.B. PROTEIN PLANT    BASED ON JACOBSEN-MIDSOUTH QUOTE

POULTRY/FEATHER MEAL           RAW OFFAL PRICE           RAW FEATHER PRICE
      PRICE
     295.00                         2.84                       2.74
     297.50                         2.87                       2.77
     300.00                         2.90                       2.80
     302.50                         2.93                       2.83
     305.00                         2.96                       2.86
     307.50                         2.99                       2.89
     310.00                         3.02                       2.92
     312.50                         3.05                       2.95
     315.00                         3.08                       2.98
     317.50                         3.11                       3.01
     320.00                         3.14                       3.04
     322.50                         3.17                       3.07
     325.00                         3.20                       3.10
     327.50                         3.23                       3.13
     330.00                         3.26                       3.16
     332.50                         3.29                       3.19
     335.00                         3.32                       3.22
     337.50                         3.35                       3.25
     340.00                         3.38                       3.28
     342.50                         3.41                       3.31
     345.00                         3.44                       3.34
     347.50                         3.47                       3.37
     350.00                         3.50                       3.40
     352.50                         3.53                       3.43
     355.00                         3.56                       3.46
     357.50                         3.59                       3.49

                                DEXTER CAPITAL

                                   EXHIBIT C

                            PROJECT    PROPERTY     BUILDING      EQUIPMENT
Property                    200,000     200,000
Construction              4,200,000                 4,200,000
Mechanical                  525,000                                525,000
Electrical                  800,000                                800,000
Refrigeration               960,000                                960,000
Processing
   Bird Sizer               170,000                                170,000
   Dapec System             350,000                                350,000
   Misc                     100,000                                100,000
Whole Bird Inject           308,000                                308,000
Marinated Breast Fillet   1,235,000                              1,235,000
Vacuum Transfer System      100,000                                100,000
Cooked Meat               2,794,500                              2,794,500
Freeze Rack                 175,000                                175,000
High Lift (3)                80,000                                 80,000

                         11,997,500     200,000     4,200,000    7,597,500


                                  EXHIBIT D-1

FA.ASSETCOD.XLS

Hudson Foods, Inc. and Subs                        Tax yearend--6/30/XX
Fixed Asset Coding                                 Fiscal Yearend 9/30/XX
As of 6/24/94                                      Book mon. - 3 = Tax Mo.
                                                   MM is 3 mo less than AM

Lease Buyouts - Book and State
  Vehicles - 3 year life
  Mach/Equip - 2 year life
Include Current Mo In calc. F/Y/M
            Lease Buyouts - Tax
                Same as lives below

                                                        BOOK
                                               -----------------------
ASSET                               CON-                     RECOVERY
CODE        DESCRIPTION            VENTION       METHOD        PERIOD
         Mfg. Bldgs (Note 6)         MM            SL            30
         Farm Bld (Note 5)          PR-HY          SL            30
         Leasehold Impr              HY        See Note 1.
         M & E Foods                 HY            SL             7
         M & E Farms                 HY            SL             7
         Cars/Light Trucks           HY            SL             5
         Heavy Trucks                HY            SL             5
         Road Tractors               HY            SL             5
         Road Trailers               HY            SL             5
         Furn. & Fixt.               HY            SL            10
         Office M & E                HY            SL            10
         Land Imp (Note 3)         PR-HY           SL            20
    Other:
         Computers (Note 2)          HY            SL             5
         Single Purpose (Note 4)
         Agri Structures           PR-HY           SL            20
         R & D Equip.                HY            SL             5
         Software (Note 8)           HY            SL             3
         Start-Up Costs              MM            SL             5
         Airplane                    HY
         Intangibles (Note 7)        MM


                             EXHIBIT D-1 CONTINUED

                                                    FEDERAL
                                ----------------------------------------------
                                         FOODS                   FARMS
                                -----------------------   --------------------
ASSET                                         RECOVERY                RECOVERY
CODE      DESCRIPTION            METHOD        PERIOD      METHOD      PERIOD
       Mfg. Bldgs (Note 6)         SL            39          N/A
       Farm Bld (Note 5)           N/A                    150DB/SL       20
       Leasehold Impr           See Note 1.              See Note 1.
       M & E Foods                DDB/SL          7          N/A
       M & E Farms                 N/A                    150DB/SL        7
       Cars/Light Trucks          DDB/SL          5       150DB/SL        5
       Heavy Trucks               DDB/SL          5       150DB/SL        5
       Road Tractors              DDB/SL          3       150DB/SL        3
       Road Trailers              DDB/SL          5       150DB/SL        5
       Furn. & Fixt.              DDB/SL          7       150DB/SL        7
       Office M & E               DDB/SL          5       150DB/SL        5
       Land Imp (Note 3)         150DB/SL        15       150DB/SL       15
  Other:
       Computers (Note 2)         DDB/SL          5       150DB/SL        5
       Single Purpose (Note 4)
       Agri Structures            DDB/SL         10       150DB/SL       10
       R & D Equip.               DDB/SL          5       150DB/SL        5
       Software (Note 8)            SL            3          SL           3
       Start-Up Costs               SL            5          SL           5
       Airplane                   DDB/SL          5       150DB/SL        5
       Intangibles (Note 7)         SL           15          SL          15

                             EXHIBIT D-1 CONTINUED

                                                     FEDERAL
                                ----------------------------------------------
                                         AMT                   ACE (NOTE 9)
                                -----------------------   --------------------
ASSET                                         RECOVERY                RECOVERY
CODE      DESCRIPTION            METHOD        PERIOD      METHOD      PERIOD
       Mfg. Bldgs (Note 6)         SL            40          SL          40
       Farm Bld (Note 5)         150DB/SL        25          SL          25
       Leasehold Impr           See Note 1.                  SL        Note 1.
       M & E Foods               150DB/SL        12          SL          12
       M & E Farms               150DB/SL        10          SL          10
       Cars/Light Trucks         150DB/SL         5          SL           5
       Heavy Trucks              150DB/SL         6          SL           6
       Road Tractors             150DB/SL         4          SL           4
       Road Trailers             150DB/SL         6          SL           6
       Furn. & Fixt.             150DB/SL        10          SL          10
       Office M & E              150DB/SL         6          SL           6
       Land Imp (Note 3)         150DB/SL        20          SL          20
  Other:
       Computers (Note 2)        150DB/SL         5          SL           5
       Single Purpose (Note 4)
       Agri Structures           150DB/SL        15          SL          15
       R & D Equip.              150DB/SL        10          SL          10
       Software (Note 8)            SL            3          SL           3
       Start-Up Costs               SL            5          SL           5
       Airplane                  150DB/SL         6          SL           6
       Intangibles (Note 7)         SL           15          SL          15


NOTES:
1. This is defined by the character of the improvement which will fall under some other category.
2. Computers includes peripheral equipment such as printers, modems, wiring, etc. Class code can be 3 or 6.
3.    See Asset Class Code 00.3 for definition.  Use tax code PR
4.    Hatcheries, poultry houses, hog houses.
5. Farm structures other than single purpose. Straw sheds, cooling sheds, farm dwellings, farm offices, feed mills and scale houses.
6. Effective May 13, 1993, Fed recovery is 30. However, prop. started as of May 13 and placed in service by 12/31/93 is eligible for 31.5 yr life.
7. Effective for acquisitions after 8/10/93 most intangibles will have a tax life of 15 years.
8. Effective 8/10/93 software should be amortized over 3 years. Prior to that date 5 years.

                                  EXHIBIT D-2

                       PROPOSED PROPERTY LIFE GUIDELINES
                             FINANCIAL BOOKS ONLY

PROCESSING PLANTS
DESCRIPTION                                                 LIFE
Cage Dumping System                                            7
Cages                                                          4
Bird Chillers                                                 15
Well pump system                                               7
Blenders/tumblers/marinators                                  10
Injectors                                                      5
Formax machines                                                7
Formax plates                                                 Expense
Augers/breaders/batter equipment                               7
Fryers                                                        10
Conveyors/scales                                               7
Smokehouses/spiral freezers                                   10
Boilers                                                       15
Air conditioning units                                         7
Packing equipment                                              7
  DoBoys                                                       3
  Label Printers                                               3
  Scanning Systems                                             5
Lab equipment                                                  7
Refrigeration equipment
  Ice Makers                                                  15
  Vessels/piping/recirculator                                 20
  Pumps/motors/vacuum systems                                  7
  Compressors                                                 15
  Control panels                                               7
  Evaporators/condensors                                      10
Evis. equipment                                                5
Pickers                                                        5
Wing Wheels                                                    4



                             EXHIBIT D-2 CONTINUED

PROTEIN PLANT

Cookers/boilers/feather dryers                                15
Augers                                                         3
Press/Hammermill                                              10
Conveyors                                                      5
Raw Meat Bins                                                 10
Pumps                                                          7
Scrubbers                                                      7

FEED MILL

Pellet mills/coolers/hammer mills                             10
Boilers                                                       15
Augers/shakers                                                 5
Truck scales                                                  15
Feed Bins (usually considered bldg.)                          30
Batching System                                                7


                                  EXHIBIT D-3


HATCHERY
Incubators/hatchers (usually considered bldg.)                20
Chick-go-round turntables                                      7
Injectors                                                      5

*All other M&E not included above will stay with a 7 yr. life


                                   EXHIBIT F                       Page 1 of 3

                                                           Boston Chicken, Inc
                                                     14103 Denver West Parkway
                                                                 P.O. Box 4086
                                                         Golden, CO 80401-4086

December 19, 1995                                           303 278 9500 Phone
                                                              303 384 5335 Fax

Mr. Jesse Hopkins
Hudson Foods, Inc.
PO Box 777
Rogers, Arkansas 72757

Dear Mr. Hopkins:

Boston Chicken, Inc. takes great pride in serving customers high quality, great tasting food. We are pleased that Hudson Foods is a partner in this effort.

As an extension of this quality partnership, Boston Market is implementing a new Vendor Quality Program (VQP) which will require your financial support. Our new VQP will be administered by Boston Chicken, Inc.'s quality assurance
(QA) representative, Industrial Food Design, Inc. (IFD). IFD will dedicate a sizable portion of its staff and annual budget to a number of tasks necessary to satisfy Boston Chicken quality expectations.

Based upon Hudson Foods' expected volume for 1996, your portion of 1996 VQP expense is $123,066.92. At the beginning of each quarter, Boston Chicken, Inc. will invoice your company in the amount of $30,766.73. Remittance payable to Industrial Food Design, Inc. should be mailed to:

                         Industrial Food Design, Inc.
                              460-1 Squires Road
                             Lexington, KY 40515

For accounting purposes, a copy of this check is requested to be sent to Boston Chicken, Inc. Attn: Accounts Receivable at the Support Center in Golden, Colorado.

                              EXHIBIT F CONTINUED

Please find enclosed a description of the VQP and monitoring that will be conducted under the Level I (Ongoing Quality Maintenance), and under what conditions accelerated monitoring could be implemented (i.e. Level II Accelerated Monitoring and Level III Probation).*

After you have reviewed the enclosed pages, please sign and return the agreement to my attention at the Boston Chicken Support Center at the address listed above. Thank you.

Sincerely,

/s/ Bruce O. Burnham

Bruce O. Burnham
Vice President
Procurement

BOB/pjr

Enclosures

cc:    Gerard Lewis, Boston Chicken, Inc.
       Dave Jones, Boston Chicken, Inc.
       Randy Miller, Boston Chicken, Inc.
       Franz Ecker, Industrial Food Design, Inc.

* Confidential information deleted from this exhibit and filed separately with the Securities and Exchange Commission.

                                                                   Page 1 of 8
                                 CONFIDENTIAL
                                                                     EXHIBIT A


                              BOSTON CHICKEN, INC.
                           PROCESSING SPECIFICATION
                             OVEN ROASTED CHICKEN

         This product shall meet the requirements of this specification and applicable Federal, State, and Municipal Food, Drug
                           and Health requirements.




                         Specification No.:  PSC-320D
                                      Date:  March 24 1996
                                Supercedes:  PSC-320B, PSC-320A, PSC-320,
                                             PSC-320C
                                     Pages:  1 of 8


                 PROCESSING PROCEDURES AND PROCESS FLOW CHART*



Sign to confirm that this document is accurate:


    BOSTON CHICKEN, INC.                            HUDSON FOODS

Name:                                           Name:
  /s/ Donald J. Bingle                              /s/ Bob Galbraith
  ---------------------------                       --------------------------
Title:                                          Title:
      Vice President                                    Director of QA
  ---------------------------                       --------------------------
Date:                                           Date:
      4-8-96                                            4-9-96
  ---------------------------                       --------------------------


Boston Chicken, Inc. 1996                                           March 1996



- -------------------
* Confidential material omitted and filed separately with the Securities and Exchange Commission.

                                                                   Page 1 of 4
                                 CONFIDENTIAL
                                                           EXHIBIT A CONTINUED

                                 HUDSON FOODS

  USDA PLANT #                                            CORPORATE OFFICE
Hudson Foods, Inc                                        Hudson Foods, Inc.
1001 E. Stoddard                                         P.O. Box 777
Dexter, MO 63841                                         Rogers, AR 72757-0777
Phone: 573-624-4548                                      Phone: 501-621-4957
Fax:   573-624-9834                                      Fax:   501-621-4930

                           Specification No.:  C-320F
                                        Date:  April, 1996
                                  Supercedes:  C-320E, C-320D, C-320C,
                                               C-320B, C-320A, C-320
                                       Pages:  4

                             BOSTON CHICKEN, INC.
                        FINISHED PRODUCT SPECIFICATION
                         OVEN ROASTED CHICKEN BREASTS

        This product shall meet the requirements of this specification and applicable Federal, State, and Municipal Food, Drug
                           and Health requirements.

                                 INGREDIENTS*
                     MISCELLANEOUS PRODUCT SPECIFICATIONS*

Sign to confirm that this document is accurate:

    BOSTON CHICKEN, INC.                            HUDSON FOODS

Name:                                           Name:
  /s/ Donald J. Bingle                              /s/ Bob Galbraith
  ---------------------------                       --------------------------
Title:                                          Title:
      Vice President                                    Director of QA
  ---------------------------                       --------------------------
Date:                                           Date:
      4-8-96                                            4-9-96
  ---------------------------                       --------------------------

Boston Chicken, Inc.                                                April 1996


- -------------------
* Confidential material omitted and filed separately with the Securities and Exchange Commission.

                                                                   Page 1 of 5
                                 CONFIDENTIAL
                                                                     EXHIBIT E


                                ALL PROCESSORS


                             BOSTON CHICKEN, INC.
                           PROCESSING SPECIFICATION
                    INJECT MARINATED ROASTED TURKEY BREAST

        This product shall meet the requirements of this specification and applicable Federal, State, and Municipal Food, Drug
                           and Health requirements.


                  PROCESSING SPECIFICATIONS AND FLOW CHARTS*


                         Specification No.:  PSP-402C
                                      Date:  July 22, 1995
                                Supercedes:  PSP-420B, 402B2,
                                             and 402B4
                                     Pages:  1 of 5


                    PROCESS SPECIFICATIONS AND FLOW CHART*


Sign to confirm that this document is accurate:

    BOSTON CHICKEN, INC.                            HUDSON FOODS

Name:                                           Name:
  /s/ Donald J. Bingle                              /s/ Bob Galbraith
  ---------------------------                       --------------------------
Title:                                          Title:
      Vice President                                    Director of QA
  ---------------------------                       --------------------------
Date:                                           Date:
      4-8-96                                            4-9-96
  ---------------------------                       --------------------------


Boston Chicken, Inc.                                             July 22, 1995

- -------------------
* Confidential material omitted and filed separately with the Securities and Exchange Commission.

                                                                   Page 1 of 5
                                 CONFIDENTIAL
                                                           EXHIBIT E CONTINUED


                                ALL PROCESSORS


                           Specification No.:  P-402E
                                        Date:  April 1996
                                  Supercedes:  P-400, P-401, P-402,
                                               P-402B, 402C, P-402D
                                       Pages:  5


                             BOSTON CHICKEN, INC.
                        FINISHED PRODUCT SPECIFICATION
                    INJECT MARINATED ROASTED TURKEY BREAST

        This product shall meet the requirements of this specification and applicable Federal, State, and Municipal Food, Drug
                           and Health requirements.


                             GENERAL DESCRIPTION*
                           PRODUCT SPECIFICATIONS*



Sign to confirm that this document is accurate:

    BOSTON CHICKEN, INC.                            HUDSON FOODS

Name:                                           Name:
  /s/ Donald J. Bingle                              /s/ Bob Galbraith
  ---------------------------                       --------------------------
Title:                                          Title:
      Vice President                                    Director of QA
  ---------------------------                       --------------------------
Date:                                           Date:
      4-8-96                                            4-9-96
  ---------------------------                       --------------------------


Boston Chicken, Inc. 	April 1996

- -------------------
* Confidential material omitted and filed separately with the Securities and Exchange Commission.