Form 10-Q
period 1996-06-29
HUDSON FOODS INC
filed 1996-07-31
CIK 786617

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 29, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of July 22, 1996 Hudson Foods, Inc. had 20,502,893 shares of $0.01 par value Class A Common Stock outstanding and 9,602,522 shares of $0.01 par value Class B Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                                   June 29,        September 30,
                                                     1996              1995
ASSETS

Current assets:
  Cash and cash equivalents                       $  4,904            $  2,159
  Receivables, net                                  88,897              81,078
  Inventory:
    Field inventory                                 59,930              45,103
    Feed, eggs and other                            36,539              30,441
    Finished products                              132,269             101,511
  Other                                             29,528              36,313
                                                -----------         ------------
  Total current assets                             352,067             296,605
                                                -----------         ------------
Property, plant and equipment, net of
 accumulated depreciation of
 $145,232 and $137,579                             349,665             275,624
Excess cost of investment, net                      14,260              14,682
Other assets                                        25,996              36,630
                                                -----------         ------------
Total assets                                      $741,988            $623,541
                                                ===========         ============

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
(Dollars in thousands)

                                                   June 29,        September 30,
                                                     1996              1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                   $   --              $ 12,300
  Current portion of long-term obligations          24,610               8,742
  Accounts payable                                  50,755              47,676
  Accrued liabilities                               44,811              44,590
  Deferred income taxes                              3,741               2,839
                                                -----------         ------------
  Total current liabilities                        123,917             116,147
                                                -----------         ------------
Long-term obligations                              228,626             129,973
                                                -----------         ------------
Deferred income taxes and deferred gain             71,810              73,072
                                                -----------         ------------
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000
     shares authorized; issued 21,374,939
     and 21,331,374 shares                             214                 213
    Class B, $.01 par value; 40,000,000
     shares authorized; issued and outstanding
     9,602,672 shares                                   96                  96
  Additional capital                               159,267             158,842
  Retained earnings                                168,914             156,432
  Treasury stock, at cost (877,196 and
   915,438 Class A shares)                         (10,856)            (11,234)
                                                -----------         ------------
Total stockholders' equity                         317,635             304,349
                                                -----------         ------------
Total liabilities and stockholders' equity        $741,988            $623,541
                                                ===========         ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

                                 Three Months Ended        Nine Months Ended
                                 June 29,    July 1,      June 29,     July 1,
                                  1996        1995          1996        1995
Sales                            $337,234   $305,650     $1,008,205   $857,419
Cost of sales                     296,069    261,825        883,195    727,547
                                ---------- ----------   ------------ ----------
Gross profit                       41,165     43,825        125,010    129,872
Selling                            23,440     21,393         71,231     59,591
General and administrative          8,542      6,818         23,871     21,472
                                ---------- ----------   ------------ ----------
Operating income                    9,183     15,614         29,908     48,809
                                ---------- ----------   ------------ ----------
Other expense (income):
  Interest, net                     2,472        578          5,282      1,054
  Interest on tax settlement          --         --             --       4,500
  Other                             1,306        --           1,306     (2,190)
                                ---------- ----------   ------------ ----------
  Total other expense               3,778        578          6,588      3,364
                                ---------- ----------   ------------ ----------
Income before income taxes          5,405     15,036         23,320     45,445
Income tax expense                  2,096      5,642          9,130     18,048
                                ---------- ----------   ------------ ----------
Net income                       $  3,309   $  9,394     $   14,190   $ 27,397
                                ========== ==========   ============ ==========
Earnings per share:
  Primary                           $0.11      $0.31          $0.47      $0.93
  Fully diluted                     $0.11      $0.31          $0.47      $0.93
                                ========== ==========   ============ ==========
Shares used in earnings per share computations:
  Primary                          30,409     30,234         30,404     29,321
  Fully diluted                    30,415     30,234         30,404     29,321
                                ========== ==========   ============ ==========
Dividends per share:
  Class A                         $0.0200    $0.0200        $0.0600    $0.0600
  Class B                         $0.0167    $0.0166        $0.0501    $0.0498
                                ========== ==========   ============ ==========
Sales Growth                        10.3%      14.6%          17.6%      10.9%
Margins (Percent of Sales):
  Gross Profit                      12.2%      14.3%          12.4%      15.1%
  Operating Income                   2.7%       5.1%           3.0%       5.7%
  Income Before Income Taxes         1.6%       4.9%           2.3%       5.3%
  Net Income                         1.0%       3.1%           1.4%       3.2%
                                ========== ==========   ============ ==========
     The accompanying  notes are an integral part of the condensed  consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                           Nine Months Ended
                                                          June 29,     July 1,
                                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   14,190  $   27,397
  Items included in net income not requiring cash:
       Depreciation                                         18,731      17,523
       Amortization                                          1,035         688
       Deferred gain                                        (1,696)     (2,083)
       Deferred income taxes                                 2,882        (339)
       Loss on sale of business (Note 2)                     1,306         --
       Other                                                   --           72
   Changes in operating assets and liabilities             (59,291)    (50,408)
                                                        ----------- -----------
   Cash flows used for operating activities                (22,843)     (7,150)
                                                        ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (115,094)    (51,550)
  Disposition of property, plant and equipment, net            987         571
  Funds received from (held by) trustee for
   capital project                                          16,926     (22,031)
  Sale of business (Note 2)                                 28,885         --
  Other                                                     (6,852)     (2,978)
                                                        ----------- -----------
  Cash flows used for investing activities                 (75,148)    (75,988)
                                                        ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction to notes payable                               (12,300)    (16,800)
  Additions to long-term obligations (Note 3)              120,000      75,000
  Reduction of long-term obligations                        (5,479)     (8,131)
  Sale of Class A common stock                                 --       51,264
  Dividends                                                 (1,707)     (1,682)
  Exercise of stock options and other                          222       1,719
                                                        ----------- -----------
  Cash flows provided by financing activities              100,736     101,370
                                                        ----------- -----------
Increase in cash and cash equivalents                        2,745      18,232
Cash and cash equivalents at beginning of period             2,159       1,899
                                                        ----------- -----------
Cash and cash equivalents at end of period              $    4,904  $   20,131
                                                        =========== ===========
===============================================================================
Supplemental disclosure of cash flow information:
  Interest paid, net of amount capitalized              $    5,744  $    6,242
  Income taxes paid                                     $    8,523  $   31,814
===============================================================================
     The accompanying  notes are an integral part of the condensed  consolidated financial statements.

                       HUDSON FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The condensed consolidated financial statements for the periods ended June 29, 1996 and July 1, 1995 include, in the opinion of management, all adjustments necessary to present fairly the results of operations and cash flows for such periods. The Annual Report for the year ended September 30, 1995, and the Company's Form 10-K contain additional information which should be read in conjunction with these financial statements.

Note 2. On December 29, 1995, the Company sold its Topeka, Kansas, luncheon meat plant and its Ohse and Roegelein brand names. The initial sales price of $32.3 million was reduced by certain post-closing adjustments (which were finalized in the third quarter of fiscal 1996) and the expenses of the sale resulting in a final sales price of approximately $28.9 million. Additionally, the Company closed its Wichita, Kansas, luncheon meat processing facility on January 13, 1996. The Company has recorded the sale of the Topeka assets, the Ohse and Roegelein brand names, and the write-down of the Wichita assets to estimated realizable value in its Condensed Consolidated Financial Statements as of and for the periods ended June 29, 1996. These transactions resulted in a $1.3 million loss.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of June 29, 1996 and the related condensed consolidated statements of operations for the three and nine month periods ended June 29, 1996 and July 1, 1995, and cash flows for the nine month periods ended June 29, 1996 and July 1, 1995. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 23, 1996

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

Historically, the Company's operating results have been heavily influenced by two external factors: the cost of feed grains and commodity-based finished product prices. These two factors have fluctuated significantly and independently. In recent years the Company has undertaken a business strategy to increase the production and sale of further-processed products and increase sales to large customers such as club store and foodservice chains. In fiscal 1995, one such customer accounted for approximately 14.7% of total sales. This strategy decreases the proportion of feed grain costs to total cost of sales, which reduces the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity price fluctuations. Even so, a material increase in feed costs or a material decrease in finished product prices could have an adverse effect on the Company, but management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

International sales accounted for 11.6% of the Company's total sales during fiscal 1995. For the first nine months of fiscal 1996, international sales accounted for 16.8% of total sales.

The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   THIRD QUARTER OF FISCAL 1996 COMPARED WITH
                          THIRD QUARTER OF FISCAL 1995

Sales from the Company's operations were $337.2 million for the third quarter of fiscal 1996, an increase of $31.6 million, or 10.3%, over the third quarter of fiscal 1995. The sales increase primarily resulted from the following:

     Chicken sales increased 17.8% to $206.9 million in the third quarter of fiscal 1996 from $175.5 million in the third quarter of fiscal 1995 due to a 17.8% increase in volume. The volume increase was due to increased sales in both international and domestic markets. International sales were primarily to Russia and Eastern Europe.

     Portioned entree sales decreased slightly to $36.8 million in the third quarter of fiscal 1996 from $37.1 million in the third quarter of fiscal 1995 primarily due to a 4.2% decrease in selling prices which was partially offset by a 3.7% increase in volume. Portioned entree sales have suffered somewhat due to changes in customer base and product lines, but new product sales and new markets are expected to have a favorable impact.

     Luncheon meat sales decreased 55.6% to $16.7 million in the third quarter of fiscal 1996 from $37.7 million in the third quarter of fiscal 1995 primarily due to a 64.2% decrease in volume which was partially offset by a 24.2% increase in selling prices. The Company sold its luncheon meat plant in Topeka, Kansas, and the Ohse and Roegelein brand names on December 29, 1995. Also, the Company closed its Wichita, Kansas, luncheon meat plant on January 13, 1996. Those two plants accounted for approximately 70% of fiscal 1995 luncheon meat sales. The Company continues to produce a full line of Schweigert luncheon meat products at its plant in Albert Lea, Minnesota. The sale of the Topeka plant and closing of the Wichita plant accounted for the large volume decrease. The increase in selling prices was primarily due to the fact that the high-quality Schweigert brand name commands higher selling prices than the Ohse and Roegelein brand names.

     Turkey sales increased 30.4% to $41.9 million in the third quarter of fiscal 1996 from $32.1 million in the third quarter of fiscal 1995 due to a 26.9% increase in volume and a 2.7% increase in selling prices. The volume increase was primarily due to increased sales to Boston Market and increased sales in international markets, especially in Russia, Latin America and Eastern Europe.

     Beef sales increased 67.1% to $22.7 million in the third quarter of fiscal 1996 from $13.6 million in the third quarter of fiscal 1995 due to an 86.8% increase in volume offset somewhat by a 10.5% decrease in selling prices. The volume increase was primarily due to increased sales to the Burger King restaurant chain, club stores and other customers. The decrease in selling prices was primarily due to a large supply of beef in the marketplace.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   THIRD QUARTER OF FISCAL 1996 COMPARED WITH
                    THIRD QUARTER OF FISCAL 1995 (CONTINUED)

Cost of sales was $296.1 million in the third quarter of fiscal 1996, an increase of $34.2 million, or 13.1%, over the third quarter of fiscal 1995. As a percentage of sales, cost of sales increased to 87.8% for the third quarter of fiscal 1996 from 85.7% in the third quarter of fiscal 1995. The increase in cost of sales primarily resulted from a 58.0% increase in feed and ingredient costs and higher processing costs due to increased sales of further-processed products.

Gross profit was $41.2 million in the third quarter of fiscal 1996, a decrease of $2.7 million, or 6.1%, from the third quarter of fiscal 1995. As a percentage of sales, gross profit decreased to 12.2% in the third quarter of fiscal 1996 from 14.3% in the third quarter of fiscal 1995 due to the factors discussed above.

Selling and general and administrative expenses were $32.0 million in the third quarter of fiscal 1996, an increase of $3.8 million, or 13.4%, over the third quarter of fiscal 1995. General and administrative expenses increased primarily due to increased compensation accruals and lease expense. As a percentage of sales, selling and general and administrative expenses were 9.5% in the third quarter of fiscal 1996 and 9.2% in the third quarter of fiscal 1995.

Operating income was $9.2 million for the third quarter of fiscal 1996 compared with $15.6 million for the third quarter of fiscal 1995. The decrease was primarily due to the higher feed costs described previously.

Interest expense increased primarily due to interest expense on new unsecured term loans.

Other expense for the third quarter of fiscal 1996 of $1.3 million resulted from the recording of a loss on the sale of the Topeka assets, the Ohse and Roegelein brand names and the write-down of the Wichita assets to estimated realizable value.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 FIRST NINE MONTHS OF FISCAL 1996 COMPARED WITH
                        FIRST NINE MONTHS OF FISCAL 1995

Sales from the Company's operations were $1.0 billion for the first nine months of fiscal 1996, an increase of $150.8 million, or 17.6%, over the first nine months of fiscal 1995. The sales increase primarily resulted from the following:

     Chicken sales increased 24.9% to $572.1 million in the first nine months of fiscal 1996 from $458.1 million in the first nine months of fiscal 1995 due to a 21.2% increase in volume and a 3.1% increase in selling prices. The volume increase was due to increased sales in both international and domestic markets. International sales were primarily to Russia and Eastern Europe. The increase in selling prices was primarily due to stronger market prices.

     Portioned entree sales decreased slightly to $125.4 million in the first nine months of fiscal 1996 from $125.8 million in the first nine months of fiscal 1995 primarily due to a slight decrease in selling prices partially offset by a small increase in volume. Portioned entree sales have suffered somewhat due to changes in customer base and product lines, but new product sales and new markets are expected to have a favorable impact.

     Luncheon meat sales decreased 35.5% to $77.0 million in the first nine months of fiscal 1996 from $119.4 million in the first nine months of fiscal 1995 primarily due to a 39.1% decrease in volume partially offset by a 5.8% increase in selling prices. The Company sold its luncheon meat plant in Topeka, Kansas, and the Ohse and Roegelein brand names on December 29, 1995. Also, the Company closed its Wichita, Kansas, luncheon meat plant on January 13, 1996. Those two plants accounted for approximately 70% of fiscal 1995 luncheon meat sales. The Company continues to produce a full line of Schweigert luncheon meat products at its plant in Albert Lea, Minnesota. The sale of the Topeka plant and closing of the Wichita plant accounted for the large volume decrease. The increase in selling prices was primarily due to the fact that the high-quality Schweigert brand name commands higher selling prices than the Ohse and Roegelein brand names.

     Turkey sales increased 27.5% to $133.6 million in the first nine months of fiscal 1996 from $104.8 million in the first nine months of fiscal 1995 due to a 25.0% increase in volume and a 2.0% increase in selling prices. The volume increase was primarily due to increased sales in international markets, especially in Russia, Latin America and Eastern Europe, and increased sales to Boston Market.

     Beef sales increased to $66.0 million in the first nine months of fiscal 1996 from $20.3 million in the first nine months of fiscal 1995. The Company moved into this new area of food processing when its hamburger plant in Columbus, Nebraska began production in February 1995. The plant produces beef patties primarily for the Burger King restaurant chain but also produces frozen patties and chub packages for club stores and other customers.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 FIRST NINE MONTHS OF FISCAL 1996 COMPARED WITH
                  FIRST NINE MONTHS OF FISCAL 1995 (CONTINUED)

Cost of sales was $883.2 million in the first nine months of fiscal 1996, an increase of $155.6 million, or 21.4%, over the first nine months of fiscal 1995. As a percentage of sales, cost of sales increased to 87.6% for the first nine months of fiscal 1996 from 84.9% in the first nine months of fiscal 1995. The increase in cost of sales primarily resulted from a 53.6% increase in feed and ingredient costs and higher processing costs due to increased sales of further-processed products.

Gross profit was $125.0 million in the first nine months of fiscal 1996, a decrease of $4.9 million, or 3.7%, from the first nine months of fiscal 1995. As a percentage of sales, gross profit decreased to 12.4% in the first nine months of fiscal 1996 from 15.1% in the first nine months of fiscal 1995 due to the factors discussed above.

Selling and general and administrative expenses were $95.1 million in the first nine months of fiscal 1996, an increase of $14.0 million, or 17.3%, over the first nine months of fiscal 1995. General and administrative expenses increased primarily due to increased lease expense. As a percentage of sales, selling and general and administrative expenses decreased to 9.4% in the first nine months of fiscal 1996 from 9.5% in the first nine months of fiscal 1995.

Operating income was $29.9 million for the first nine months of fiscal 1996 compared with $48.8 million for the first nine months of fiscal 1995. The decrease was primarily due to the higher feed costs described previously.

Interest expense increased primarily due to interest expense on new unsecured term loans.

Other expense for the first nine months of fiscal 1996 of $1.3 million resulted from the recording of a loss on the sale of the Topeka assets, the Ohse and Roegelein brand names and the write-down of the Wichita assets to estimated realizable value. Other income for the first nine months of fiscal 1995 of $2.2 million resulted from gains on assets destroyed by fire.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 29, 1996 was $228.2 million compared with $180.5 million at September 30, 1995 and the current ratio was 2.84 to 1 and 2.55 to 1 at June 29, 1996 and September 30, 1995, respectively. Accounts receivable increased primarily due to increased domestic and international sales. Inventory increased primarily due to inventory build-up to meet increased sales, especially in international markets. Other current assets decreased primarily due to the receipt of $15.0 million on an insurance claim receivable for fire losses which was offset by the recording of miscellaneous prepaid expenses, notes receivable and other current assets. Other assets decreased primarily due to the receipt of funds of $16.9 million from the trustee for a capital project partially offset by start-up costs capitalized for the new Kentucky chicken complex. The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $546.3 million on June 29, 1996, compared with $434.3 million on September 30, 1995. Long-term obligations represented 41.9% and 29.9% of total capitalization on June 29, 1996 and September 30, 1995, respectively.

The Company did not have any notes payable due under its unsecured credit agreements at June 29, 1996 compared with $12.3 million on September 30, 1995. Total long-term obligations and current portion of long-term obligations increased $114.5 million due to the net effect of the following: 1) proceeds received on loans from insurance companies totaling $105.0 million; 2) proceeds received on a loan from a bank totaling $15.0 million and 3) normal debt payments. (See discussion of loans that follows).

The Company's cash flows used for operations was $22.8 million in the first nine months of fiscal 1996 compared with $7.2 million in the first nine months of fiscal 1995. The increase was primarily due to increases in operating assets, especially accounts receivable and finished product inventory, and lower net income.

For the first nine months of fiscal 1996 and 1995, the Company had capital expenditures of $115.1 million and $51.6 million, respectively. Capital expenditures, in the first nine months of fiscal 1996, were for the construction of a chicken complex near Henderson, Kentucky, the expansion and/or upgrading of existing production facilities and related equipment and lease buyouts for equipment included in the sale of the Topeka, Kansas, luncheon meat facility. The Kentucky processing plant began production at low levels in July 1996 even though construction continues on the plant. The capital expenditures have been and will continue to be financed by operations, borrowings, lease arrangements and the issuance of common stock.

Loan proceeds of $25.0 million received on March 2, 1995, from the county of Henderson, Kentucky, were placed with a trustee, earning interest, until the Company expended construction funds, at which time the trustee reimbursed the Company. The proceeds were used to finance the construction of solid waste disposal and sewage facilities at the Company's new chicken complex being built near Henderson, Kentucky. During the first nine months of fiscal 1996, the Company was reimbursed for $16.9 million of construction expenditures. At June 29, 1996, all of the $25.0 million loan proceeds had been transferred to the Company.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On December 29, 1995, the Company sold its Topeka, Kansas, luncheon meat plant and its Ohse and Roegelein brand names. The initial sales price of $32.3 million was reduced by certain post-closing adjustments (which were finalized in the third quarter of fiscal 1996) and the expenses of the sale resulting in a final sales price of approximately $28.9 million. Additionally, the Company closed its Wichita, Kansas, luncheon meat processing facility on January 13, 1996. The Company has recorded the sale of the Topeka assets, the Ohse and Roegelein brand names, and the write-down of the Wichita assets to estimated realizable value, resulting in a $1.3 million loss in the third quarter of fiscal 1996.

The Company's capital budget for fiscal 1996 contemplates aggregate capital expenditures of approximately $130.0 million for the completion of the chicken complex in Kentucky and upgrading and/or expanding current production facilities and related equipment. To achieve this level of capital expenditures, the Company will be required to obtain waivers of debt covenants from certain lenders. Management believes that such waivers will be obtained. However, there can be no assurance that such waivers will be granted.

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 30, 1996, the Company entered into a $200.0 million unsecured credit agreement that expires on June 30, 1999. At June 29, 1996, the Company did not have any notes payable outstanding under the agreement but had $9.7 million in outstanding letters of credit. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%.

Also, the Company has entered into two separate unsecured short-term credit agreements with financial institutions (outside the $200.0 million credit agreement) giving the Company the right to borrow up to $15.0 million from one institution and $10.0 million from the other. At June 29, 1996, the Company did not have any notes payable outstanding under these agreements.

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

Item 3.      Defaults Upon Senior Securities
             Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             Not Applicable

Item 5.      Other Information
             Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

             Exhibit                                        Sequentially
             Number      Description of Exhibit             Numbered Page
             ----------------------------------------------------------------
               4a        Restated Certificate of            Incorporated by
                         Incorporation of Hudson            reference from
                         Foods, Inc., Section 4             Registration
                                                            Statement No.
                                                            33-15274

               11        Calculation of earnings
                         per share                          Page 17

               15        Letter regarding unaudited
                         interim financial information      Page 18

               27        Financial Data Schedule

     (b)     Reports on Form 8-K
             Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson Foods, Inc.

Date    July 31, 1996                Michael T. Hudson
                                     President

Date    July 31, 1996                Charles B. Jurgensmeyer
                                     Chief Financial Officer