Form 10-K
period 1996-09-28
HUDSON FOODS INC
filed 1996-12-18
CIK 786617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended September 28, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

On December 2, 1996, there were outstanding 20,540,493 shares of the registrant's Class A common stock, $.01 par value, and 9,602,522 shares of the registrant's Class B common stock, $.01 par value. The Class B common stock is not registered or publicly traded, and its transferability is restricted.

The aggregate market value of the 19,644,372 shares of Class A common stock held by non-affiliates of the registrant as of December 2, 1996 was $363,420,882. The aggregate market value of the 2,522 shares of Class B common stock held by non-affiliates of the registrant on December 2, 1996 was $46,657, assuming that each share of Class B common stock has a market value equal to a share of Class A common stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

Hudson Foods, Inc. Annual Report for fiscal year ended September 28, 1996 (certain portions incorporated by reference into part II)

Proxy Statement for Annual Meeting of Stockholders, February 14, 1997 and Adjournments (certain portions incorporated by reference into Part III)

PART I

ITEM 1.     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Hudson Foods, Inc. ("Hudson" or the "Company") was organized as a privately held company in 1972 by James T. Hudson to purchase a broiler processing plant in Noel, Missouri and other related assets from the Ralston Purina Company. In February 1986, the Company completed an initial public stock offering of 2 million shares of its Class A common stock. The Company issued an additional 2.5 million shares of Class A common stock in November 1994.

The Company's poultry operations have grown since 1972 through expansions of existing plants and a series of acquisitions including an integrated turkey operation in 1979 and a major poultry company in 1986 which doubled Hudson's size. In 1994, the Company began construction of a fully integrated broiler complex near Henderson, Kentucky, which began processing in July 1996. Between 1987 and 1990 the Company broadened its product lines to include luncheon meat with the acquisition of three luncheon meat processing plants and the related brand names. In 1990, the Company added another product line, frozen portioned entrees, through the acquisition of Pierre Frozen Foods, Inc. and expanded those operations in 1992 with the purchase of an additional processing plant in Caryville, Tennessee. Most recently, the Company began producing beef products when its newly constructed beef processing plant in Columbus, Nebraska began production in February 1995.

The Company sold its Topeka and Wichita, Kansas luncheon meat plants and related brand names during fiscal 1996.The two plants produced ham, bacon and a variety of luncheon meats. The Company continues to produce luncheon meat products at its plant in Albert Lea, Minnesota.

NARRATIVE DESCRIPTION OF BUSINESS

General

The Company was established as a regional fully integrated poultry producer selling commodity-type products in the United States. As a fully integrated producer, the Company controls the breeding, hatching, growing, processing, packaging, marketing and distribution of its product lines.

The Company has changed dramatically since 1972 and is now a fully integrated producer of further-processed poultry and a processor of other meat products. The Company's products are produced at plants in several U.S. locations and sold domestically and internationally. According to industry statistics, the Company was the fifth largest poultry company, ranked by annual sales dollars, out of 57 companies that were surveyed./1/

---------------
/1/ Information contained in the October/November 1996 issue of "Poultry Marketing and Technology."

The Company has achieved sales growth through acquisitions, expansions, product line diversification, new product development and the development of an international customer base. The Company has also tried to stabilize its profit margins by shifting production to further-processed products and increasing sales to targeted large customers under supply and pricing arrangements.

Consistent with that strategy, Hudson entered into a five-year, cost-plus agreement with Boston Chicken, Inc., a franchiser and operator of Boston Market foodservice stores specializing in complete meals featuring rotisserie roasted chicken. The original agreement, dated October 12, 1994, provided for two Hudson processing plants (one in Dexter, Missouri and one being built near Henderson, Kentucky) to be cost-plus facilities for Boston Chicken. Subsequent to the original agreement, Boston Market significantly expanded the protein options on its menu. As a result, Hudson and Boston Chicken entered into an amended purchase and supply agreement dated April 1, 1996. That amended agreement allows Hudson to expand the products which it supplies to Boston Market. In addition to chicken, the Company may also supply turkey, meat loaf and ham, all with guaranteed minimum quantities. Hudson is currently the major supplier for Boston Market's turkey requirements, with meat loaf and ham shipments to start soon.

Due to Boston Market's need for other proteins beyond chicken and strong demand from other Hudson customers for additional chill-pack and individually frozen chicken products, it was agreed that the Henderson, Kentucky facility would be dedicated to the production of those products. The Henderson facility began production in July 1996 and was processing approximately 300,000 birds per week at the end of fiscal 1996. The parties agreed that the facility would be producing 1.3 million birds per week by July 1997 and will increase production consistent with commercially reasonable business practices. Under the agreement, the Company may be reimbursed for certain expenses of the Henderson facility. The Dexter, Missouri facility remains in place as a facility producing chicken products for Boston Chicken.

Also, the Company entered into a supply agreement dated April 26, 1994 with Restaurant Services, Inc., as purchasing agent for the Burger King system. The Burger King system has committed to purchase, for a multi-year period, approximately one-third of the capacity of the Company's beef plant and has an option to buy more. Sales to the Burger King system are made based on a formula price plus raw material costs. In addition, the Company is a minority co-investor with Burger King Corporation and SBS Processing, Inc. in a similar beef processing plant in Petersburg, Virginia.

Products, Marketing and Customers

The following table sets forth, for the periods indicated, the net sales for each of the Company's major product lines and the respective percentage of total sales.


                                                                       Fiscal Year Ended
                           --------------------------------------------------------------------------------------------------------
                                September 28, 1996                   September 30, 1995                     October 1, 1994
                                            Percentage                           Percentage                           Percentage
                             Net Sales     of Total Sales          Net Sales    of Total Sales         Net Sales     of Total Sales
                           --------------- ---------------- --- --------------- --------------- --- --------------- ---------------
                                                                        (In millions)
Chicken .................  $   788.9            57.2%            $  648.3           54.0%            $  533.4           51.2%
Turkey ..................      182.6            13.2                145.1           12.1                113.2           10.9
Portioned entrees........      175.4            12.7                171.4           14.3                175.5           16.9
Beef ....................       90.3             6.6                 37.3            3.1                  --              --
Luncheon meats ..........       94.2             6.8                159.0           13.2                164.7           15.8
Other /1/................       47.1             3.5                 39.4            3.3                 54.0            5.2
                           ---------           ------            --------          ------            --------          ------
          Totals.........   $1,378.5           100.0%            $1,200.5          100.0%            $1,040.8          100.0%
                           =========           ======            ========          ======            ========          ======
---------------
/1/ Primarily includes sales of liquid and dried egg products, live birds, feed, transportation and miscellaneous product sales .

The following table sets forth for the periods indicated the net sales to each of the Company's customer groups and the respective percentage of total sales.


                                                                           Fiscal Year Ended
                                  -------------------------------------------------------------------------------------------------
                                      September 28, 1996                 September 30, 1995                    October 1, 1994
                                                  Percentage                          Percentage                         Percentage
                                   Net Sales    of Total Sales        Net Sales     of Total Sales        Net Sales  of Total Sales
                                  ------------- --------------- --- -------------- ----------------- -- --------------- -----------
                                                                            (In millions)
Foodservice.....................   $  350.3        25.4%             $  324.5         27.0%               $  313.0          30.1%
Club stores.....................      250.2        18.2                 184.4         15.4                   161.6          15.5
Retail..........................      487.1        35.3                 506.2         42.2                   440.6          42.3
International...................      241.1        17.5                 139.2         11.6                    60.7           5.8
Other...........................       49.8         3.6                  46.2          3.8                    64.9           6.3
                                   --------       ------             --------        ------               --------         ------
           Totals................  $1,378.5       100.0%             $1,200.5        100.0%               $1,040.8         100.0%
                                   ========       ======             ========        ======               ========         ======

The  Company's   products  are  sold  domestically  in  three  primary  markets:
foodservice, club store and retail. The foodservice market is comprised primarily of full service and fast food restaurants, prepared food companies, various institutional customers such as schools, colleges and health care facilities, vending machine operators, convenience stores and delicatessens. The retail market includes grocery store chains, independent grocery stores and grocery wholesalers.

The Company sells its products nationwide through independent brokers and sales personnel of the Company under a variety of brand names, product lines and private labels. The products are distributed from the Company's plants, storage and distribution facilities and independent storage facilities to the final customer or distributors via Company- owned trucks or contract carriers.

The Company's products are sold internationally to wholesalers under the Hudson(R), Delightful Farms(R) and Pierre(TM) brand names and also private labels.

The primary raw materials used by the Company in its operations include raw meat, feed ingredients, cooking ingredients and packaging supplies. The Company grows substantially all the live chickens and turkeys used by its processing plants but also buys live birds and processed poultry from outside sources. All beef and pork raw materials are purchased from outside sources. The Company believes that its sources of supply for these materials are adequate for its present needs and does not anticipate any difficulty in acquiring these materials in the future.

Chicken. The Company offers a wide variety of further-processed chicken products including: cooked and uncooked individually frozen boneless and bone-in chicken pieces; marinated whole chicken; breaded and fried chicken breast patties, tenderloins and nuggets; buffalo-style wings and barbecued chicken. These products are sold to retail, foodservice, club store, international and other customers under the Hudson(R) and Delightful Farms(R) brand names. In addition to further-processed products, the Company sells chill-packed and ice-packed chicken parts and whole birds. The chill-packed products are sold to retail and foodservice outlets under the Hudson(R) brand name and private labels. The ice-packed products are sold in bulk to retail and foodservice outlets.

Turkey. The Company offers a full line of further-processed turkey products which includes smoked turkey, turkey sausage, turkey pastrami, turkey salami, turkey bologna and turkey ham sold under the Hudson(R) brand name. The Company also sells a premium, fully cooked turkey breast produced in a variety of flavors and sold under the Gourmet Recipe(R) line. Another major turkey product is raw marinated breasts sold under the Carving Station(TM) line. During fiscal 1996, the Company marketed some individually packaged whole turkeys under the Hudson(R) brand name and private labels, but has since begun to process and sell all its turkey as further-processed products. The Company's turkey products are sold primarily to retail, foodservice and international customers.

Portioned Entrees. The Company offers a full line of portion-controlled products including: flame-broiled chicken, beef, turkey and pork patties; wrapped microwaveable sandwiches; sausage patties and links; country-fried steak; chicken nuggets; unbreaded char-broiled chicken; beef and pork fingers; pizza; potato skin kits; chicken fajita kits and flavored chicken wings. The Company's portioned entree products are primarily sold to domestic retail, foodservice and club store customers, but some portioned entree products are also sold to international wholesalers. Foodservice customers buying portioned entree products primarily include restaurants, cafeterias, schools, colleges, health-care facilities, vending machine operators and sandwich makers that service convenience stores. The Company is one of the nation's largest processors of United States Department of Agriculture ("USDA") commodity beef and pork into further-processed products for school lunch programs. The portioned entree products are primarily marketed under the Pierre(TM) and Hudson(R) brand names and also under the Classic Seasons(R), Rib-B-Q(R), and Fast Choice(TM) product lines.

Beef. The Company primarily sells hamburger patties to a large foodservice customer. In addition, the Company sells patties and chub packages to other foodservice, club store, retail and international customers.

Luncheon Meats. The Company's luncheon meat products include sandwich meats, wieners, sausage, turkey hams, and miscellaneous chicken and turkey products. The Company's luncheon meat products are primarily sold to retail, club store, foodservice and international customers under the Schweigert(R) and Hudson(R) brand names as well as various private labels.

International Sales

The Company's products are sold internationally through sales offices located in Rogers, Arkansas; Miami, Florida; Gdynia, Poland and Moscow, Russia. International sales accounted for 17.5% of the Company's total sales during fiscal 1996. The Company's products are sold primarily to wholesalers in Russia, Eastern Europe, Asia and Latin America. The majority of these sales are chicken leg quarters in Russia and Poland, but the Company also sells other items such as hot dogs and turkey products. The loss of sales to Russia could have a material adverse effect on the Company.

Major Customers

The Company's sales to Wal-Mart Stores, Inc. ("Wal-Mart") in fiscal 1996 constituted approximately 18.7% of total sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1996. Sales to the Company's next largest customers, the Burger King system, a Russian wholesaler and Boston Chicken were approximately 5.7%, 5.6% and 4.4%, respectively, of total sales in 1996. The loss of any of these customers could have a material adverse effect on the Company.

Competition

The primary competitive factors in the poultry industry include price, product quality, product development, brand identification and customer service.
Hudson's poultry products compete primarily with other integrated poultry companies. Although poultry is relatively inexpensive in comparison with other meats, the Company also competes indirectly with the producers of other meats and fish. Changes in the relative prices of these foods may affect consumer buying patterns.

The Company's portioned entree, luncheon meat and beef product lines compete with regional and national meat processing companies, some of which are divisions of fully integrated companies. Price, product quality, product development, brand identification and customer service are important factors in the business.

Regulation

The poultry industry is subject to significant government regulation, particularly in the health and environmental areas by the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA") and the Environmental Protection Agency. The Company anticipates increased regulation by the USDA concerning food safety as well as by the FDA regarding the use of medication in feed. The Company's food processing facilities are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of the Company's feed mills. Compliance with applicable regulations has not had a material adverse effect upon the Company's earnings or competitive position in the past and is not anticipated to have a material adverse effect in the future. Management believes that the Company is in substantial compliance with all applicable laws and regulations relating to the operation of its facilities.

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

Employees and Labor Relations

As of September 28, 1996, the Company employed 11,470 persons. Generally, the Company believes that relations with its employees are good.

ITEM 2. PROPERTY

General

The Company  believes that its  facilities  are generally in good  condition and suitable for their current purposes. The Company regularly engages in construction and other capital improvement projects intended to expand and improve the efficiency of its processing and support facilities.

The Company's chicken facilities were approximately 93% utilized in fiscal 1996. The Company's portioned entree, luncheon meat and turkey facilities were generally 85% to 100% utilized in fiscal 1996. The Company's beef facility was approximately 48% utilized in fiscal 1996.

The Company's Hope, Arkansas, Springfield, Missouri and Cincinnati, Ohio facilities are subject to mortgages or deeds of trust.

Plants and Facilities

Chicken. The Company's chicken operations include breeding, hatching, rearing, ingredient procurement, feed formulation and milling, veterinary and other technical services, processing and related transportation and delivery services. The Company both owns farms and contracts with independent growers to maintain the Company's flocks of breeder chickens which lay eggs. The Company transfers the eggs to its hatcheries. The newly hatched broiler chicks are then delivered to independent contract growers or Company-owned farms where they are raised until they reach processing weight, usually within seven weeks. During the growout period, the Company provides growers with feed and other items, as well as supervisory and technical assistance. The broilers are then transported by Company trucks to its processing plants. The Company operates seven chicken processing plants devoted to various phases of slaughtering, dressing, cutting, deboning, further-processing and packaging. These processing plants are located in Hope, Arkansas; Berlin, Maryland; Noel, Missouri; Albertville, Alabama; Dexter, Missouri; Corydon, Indiana and Henderson, Kentucky. The Company operates seven feed mills, nine broiler hatcheries and five protein facilities.

The Company's current processing capacity is approximately 5.6 million chickens per week. During fiscal 1996, the Company processed a weekly average of 5.2 million chickens per week, yielding approximately 990.0 million pounds. The Company has plans to expand the production capacity of its Corydon, Indiana facility to 650,000 chickens per week and increase production at its Henderson, Kentucky facility to 1.3 million birds per week, which will increase capacity to approximately 7 million chickens per week.

The Company began processing chickens at its newly constructed Henderson, Kentucky complex in July 1996. The complex includes a feed mill, hatchery, processing plant and protein plant. At the end of fiscal 1996, the Company was processing approximately 300,000 chickens per week at the Kentucky processing plant and is scheduled to reach 1.3 million chickens per week by July 1997. The Company's goal is to increase production at the Henderson plant to 2 million chickens per week.

Turkey. The Company is a fully integrated turkey processor. The Company's turkey operations include similar processes as discussed above for chicken. The Company operates two turkey processing facilities in Springfield, Missouri. One is a basic processing plant and the other is a further-processing plant. These facilities have an annual production capacity of 183.0 million pounds. During fiscal 1996, the Company produced approximately 176.1 million pounds of turkey products. In addition, the Company operates one feed mill and two hatcheries.

Portioned Entrees. The Company produces its portioned entree products at plants in Cincinnati, Ohio and Caryville, Tennessee which have an annual production capacity of approximately 100.0 million pounds. During fiscal 1996, the Company produced approximately 86.6 million pounds of portioned entree products.

Beef. The Company completed the construction of a beef processing plant in Columbus, Nebraska in February 1995. The annual production capacity is approximately 190.0 million pounds. During fiscal 1996, the Company produced approximately 92.0 million pounds of beef products. The plant was originally designed to process hamburger patties primarily for the Burger King system. However, the plant was subsequently expanded to allow for additional capacity to serve other customers.

Luncheon Meat. The Company's luncheon meat plant is located in Albert Lea, Minnesota. The plant's annual production capacity is approximately 61.0 million pounds. During fiscal 1996, the Company produced approximately 60.2 million pounds of luncheon meat products.

Other. The Company has a feed mill and an egg breaking plant in Social Circle, Georgia that produces liquid and dried egg products.

ITEM 3. LEGAL PROCEEDINGS

On March 16, 1993, the United States of America, by the Attorney General of the United States acting at the request of the Environmental Protection Agency, filed a civil complaint against the Company in the United States District Court for the South District of Indiana, New Albany Division, as civil action No. NA 93-19-C, alleging violations of the Federal Water Pollution Control Act (the "Act"). Subsequently, this action was moved to the Indianapolis Division and assigned Cause No. IP93-0692-C. The United States sought, among other things, a permanent injunction preventing the Company from discharging wastewater in violation of the Act from one of its processing facilities, an order requiring the Company to undertake and expeditiously complete an upgrade of its wastewater treatment system and a civil penalty of up to $25,000 per day for each violation of the Act. The Company has reached an agreement in principle with the United States Department of Justice to settle the litigation without admission of any violation. On October 16, 1996, a consent decree was entered in which the Company agreed to pay a civil penalty in the amount of $506,000 and the Company shall receive a credit in the amount of $5,000 for an administrative penalty it paid to the State of Indiana in 1992. The Company will pay the balance of $501,000 in three equal principal amounts of $167,000 plus interest at an annual rate of 5.53% over a two-year period. The Company also has agreed to implement various supplemental environmental projects over a two-year period totaling at least $300,000 in after-tax value.

The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations. However in the past, the Company has paid monetary sanctions for violations of its wastewater discharge permits. There can be no assurance that the Company will not experience future regulatory proceedings and lawsuits relating to the environmental impact of its operations. The Company cannot predict what effect, if any, such future proceedings or lawsuits may have on its operations.

The Company is, at any time, involved in ordinary routine litigation incidental to its business. Such litigation is not considered material to the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK

The Company's certificate of incorporation permits the issuance of up to 40,000,000 shares each of Class A common stock, $.01 par value, and Class B common stock, $.01 par value. On December 2, 1996, there were 21,417,689 shares of Class A common stock issued (including 877,196 shares held in treasury) and 9,602,522 shares of Class B common stock issued and outstanding. The Transfer Agent and Registrar for both classes of common stock is ChaseMellon Shareholder Services of Los Angeles, California.

The Class A common stock has one vote per share, while the Class B common stock has ten votes per share in all matters submitted to a vote of the Company's stockholders. Except as required by law or the certificate of incorporation, holders of Class A or Class B common stock shall vote together as a single class. Holders of Class A and Class B common stock are entitled to receive such dividends and other distributions as may be determined by the Board of Directors out of any funds of the Company legally available therefor. However, no dividend may be declared and paid on the Class B common stock unless a dividend is also declared and paid on the Class A common stock. In such an event, the dividend per share of Class B common stock may not exceed 90% of the dividend per share of Class A common stock. Certain members of the Hudson family own substantially all of the Class B common stock which concentrates voting control over the Company with James T. Hudson and the Hudson family. The Class B common stock voting power is sufficient to, among other things, approve or prevent extraordinary corporate transactions, such as mergers, consolidations or sales of substantially all of the Company's assets and to elect or remove the members of the Board of Directors.

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

Subject to any conversion rights of the holders of Class B common stock, holders of Class A and Class B common stock have no preemptive rights to subscribe for or receive any part of the authorized stock of the Company, additional or increased issues of stock of any class or any obligations convertible into any class or classes of stock. Further, no stockholder has the right to cumulate votes in the election of directors.

On December 2, 1996, the 20,540,493 shares of Class A common stock then outstanding were held by approximately 1,261 holders of record (excluding persons holding shares in nominee names).

The Company's Class A common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "HFI." The following table sets forth the quarterly high and low sales prices for the Class A common stock as reported on the NYSE.

                                                               High              Low
Fiscal 1995

First Quarter.........................................         17 7/8           13 7/8
Second Quarter........................................         20               16 3/4
Third Quarter.........................................         19 1/4           12 3/4
Fourth Quarter........................................         15 1/2           13 1/4

Fiscal 1996

First Quarter.........................................         17 1/2           13 5/8
Second Quarter.........................................        18 1/8           12 3/4
Third Quarter..........................................        15 1/8           11 1/2
Fourth Quarter.........................................        14 1/2           12 1/8

Fiscal 1997

First Quarter (through December 2, 1996)...............        18 1/2           13 1/2


The Class B common stock is not traded on the NYSE or any other exchange, and the Company is not aware of any public market for such shares. On December 2, 1996, 9,602,522 shares of Class B common stock were outstanding and were held by approximately 19 holders of record. James T. Hudson beneficially owns 99.9 percent of the outstanding Class B common stock.

DIVIDEND POLICY

The Company's Board of Directors has declared cash dividends every fiscal quarter since the Company's initial public offering in February 1986. Since April 1987, the Board has declared quarterly dividends of $.02 per share of Class A common stock and $.0167 per share of Class B common stock. The Company's certificate of incorporation restricts the per share dividends declared and paid on Class B common stock to not more than 90 percent of the per share dividends declared and paid on Class A common stock.

Payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. Additionally, the Company has entered into certain loan agreements that restrict its ability to pay dividends. The Company's primary credit facility restricts dividend payments to a maximum of $2.8 million in any fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from the section captioned "Eleven-Year Financial Summary," pages 30 and 31 of the Hudson Foods, Inc. 1996 Annual Report (the "1996 Annual Report").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated   by  reference   from  the  sections   captioned   "Discussion  of
Operations," "Discussion of the Balance Sheet" and "Discussion of Cash Flows," pages 16, 17, 19 and 21 of the 1996 Annual Report.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: competitive pressures, grain prices, the loss of a major customer, inflation, trade restrictions, the loss of sales to Russia, interest rate fluctuations and other capital market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the sections captioned "Consolidated Statement of Operations," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Report of Independent Accountants" and "Quarterly Financial Data (Unaudited)," pages 16, 18, 20, 22-27, 29 and 32 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders, February 14, 1997 and Adjournments (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the section captioned "Principal Stockholders" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated   by   reference   from   the   sections    captioned    "Executive
Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report.

    1.   Financial statements

                The following consolidated financial statements of Hudson Foods, Inc. and Subsidiaries have been incorporated by reference from the 1996 Annual Report into Part II, Item 8 of this Report.

         Description

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

    2.   Financial statement schedules

         Schedule No.     Description                                  Page
             II            Valuation and Qualifying Accounts            13
             N/A           Report of Independent Accountants            14

    3.   Exhibits required by Item 601 of Regulation S-K

         Exhibit No      Description

             3a Restated certificate of incorporation of Hudson Foods, Inc./1/

             3b Restated by-laws of Hudson Foods, Inc., as amended to date/2/

             4a Restated certificate of incorporation of Hudson Foods, Inc., Section 4/1/

             9           Form of revocable proxy held by James T. Hudson/1/

             10a         Amended and Restated 1985 Stock Option Plan/3/

             10b         Form of Hudson Foods Stock Option Agreement/4/

             10c         Form of Hudson Farms Turkey Growing Contract/4/

             10d         Form of Hudson Farms Broiler Growing Contract/4/

             10e Revolving Credit Agreement by and among Hudson Foods, Inc., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, Bank of America National Trust and Savings Association, NationsBank of Texas, National Association, Caisse Nationale De Credit Agricole, "Credit Agricole," Harris Trust and Savings Bank, SunTrust Bank, Atlanta, Boatmen's First National Bank of Kansas City and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., "Rabobank Nederland," New York Branch, as Agent and NationsBank of Texas, N.A., as documentation agent, dated as of April 30, 1996

             Exhibit No  Description

             10f Hudson Foods, Inc. Note Purchase Agreement dated as of May 18, 1994, $50,000,000 Fixed Rate Senior Notes, Guaranteed by Hudson Farms, Inc./5/

             10g Purchase and Supply Agreement (Amended and Restated), dated April 1, 1996 between Hudson Foods, Inc. and Boston Chicken, Inc./6/

             10h Supplier Agreement, dated April 26, 1994, between Hudson Foods, Inc. and Restaurant Services, Inc., as purchasing agent for the Burger King System/7/

             10i Hudson Foods, Inc. Note Purchase Agreement dated December 28, 1995, $55,000,000, 6.69% Senior Notes due December 28, 2005

             10j Hudson Foods, Inc. Note Purchase Agreement dated March 22, 1996, $50,000,000, 6.63% Senior Notes Due March
                         22, 2006

             10k         Hudson Foods, Inc. 1996 Stock Option Plan

             11          Computation of Earnings Per Share

             13          Annual Report to Shareholders

             21          Subsidiaries of Hudson Foods, Inc.

             23          Consent of Independent Accountants

             27          Financial Data Schedule

(b)   Reports on Form 8-K

      The Company filed no Current Reports on Form 8-K during the fourth quarter of fiscal 1996.

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

/4/ Incorporated by reference from Hudson Foods, Inc. Form S-1 Registration Statement No. 33-2505, as amended, filed with the Securities and Exchange Commission on December 31, 1985.

/5/ Incorporated by reference from Hudson Foods, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994, filed with the Securities and Exchange Commission on August 1, 1994.

/6/ Incorporated by reference from Hudson Foods, Inc., Form 10-Q for the quarterly period ended March 30, 1996, filed with the Securities and Exchange Commission on June 25, 1996.

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

                               HUDSON FOODS, INC.

December 18, 1996                            By    /s/ James T. Hudson
                                                -----------------------
                                                  James T. Hudson
                                                  Chairman of the Board and
                                                  Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 18, 1996                            By    /s/ James T. Hudson
                                                 -----------------------
                                                  James T. Hudson
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and Director

December 18, 1996                            By    /s/ Michael T. Hudson
                                                 -------------------------
                                                  Michael T. Hudson
                                                  President, Chief Operating
                                                  Officer and Director

December 18, 1996                            By    /s/ Charles B. Jurgensmeyer
                                                 ------------------------------
                                                  Charles B. Jurgensmeyer
                                                  Chief Financial Officer,
                                                  Executive Vice President and
                                                  Director

December 18, 1996                            By    /s/ James R. Hudson
                                                 -----------------------
                                                  James R. Hudson
                                                  Vice President-Director of
                                                  Transportation and Director

December 18, 1996                            By    /s/ Jane M. Helmich
                                                 -----------------------
                                                  Jane M. Helmich
                                                  Director

December 18, 1996                            By
                                                 -----------------------
                                                  Elmer W. Shannon
                                                  Director

December 18, 1996                            By
                                                 -----------------------
                                                  Jerry L. Hitt
                                                  Director

December 18, 1996                            By
                                                 -----------------------
                                                  Kenneth N. May
                                                  Director

                       HUDSON FOODS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           For the Three Years in the Period Ended September 28, 1996
                             (Dollars in Thousands)

            Column A                              Column B                      Column C                Column D            Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Additions
                                                 Balance at            Charged to      Charged to                         Balance at
                                                  beginning             costs and         other                             end of
         Description                              of period             expenses        accounts         Write Offs         period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended September 28, 1996                      $1,775                  $563          $24/1/            $(499)           $1,863
                                                ====================================================================================
Year ended September 30, 1995                      $1,463                  $707          $16/1/            $(411)           $1,775
                                                ====================================================================================
Year ended October 1, 1994                         $1,208                  $627          $15/1/            $(387)           $1,463
                                                ====================================================================================
/1/ Collections of previously charged off amounts.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

Our report on the consolidated financial statements of Hudson Foods, Inc. has been incorporated by reference in this Form 10-K from page 29 of the 1996 Annual Report to Stockholders of Hudson Foods, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 13 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.

Tulsa, Oklahoma
October 29, 1996