Form 10-Q
period 1996-12-28
HUDSON FOODS INC
filed 1997-01-29
CIK 786617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 28, 1996

                                       OR

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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of January 16, 1997 Hudson Foods, Inc. had 20,615,242 shares of $0.01 par value Class A Common Stock outstanding and 9,602,522 shares of $0.01 par value Class B Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                                                     December 28,        September 28,
                                                                        1996                 1996
ASSETS
Current assets:
 Cash and cash equivalents                                              $ 21,196            $  6,437
 Receivables, net                                                        123,104             108,792
 Inventory:
  Field inventory                                                         57,257              61,250
  Feed, eggs and other                                                    35,686              32,273
  Finished products                                                      138,419             133,349
  Other                                                                   23,001              22,373
------------------------------------------------------------------------------------------------------
  Total current assets                                                   398,663             364,474
------------------------------------------------------------------------------------------------------
Property, plant and equipment, net of accumulated
 depreciation of $157,128 and $150,745                                   372,022             367,600
Excess cost of investment, net                                            13,978              14,119
Other assets                                                              31,193              28,549
------------------------------------------------------------------------------------------------------
Total assets                                                            $815,856            $774,742
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations                               $ 24,820            $ 24,714
 Accounts payable                                                         54,162              69,552
 Accrued liabilities                                                      46,115              49,578
 Deferred income taxes                                                     6,741               6,741
------------------------------------------------------------------------------------------------------
Total current liabilities                                                131,838             150,585
------------------------------------------------------------------------------------------------------
Long-term obligations                                                    273,420             224,951
------------------------------------------------------------------------------------------------------
Deferred income taxes and deferred gain                                   75,160              73,286
------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock:
  Class A, $.01 par value; 40,000,000 shares authorized;
   issued 21,418,889 and 21,384,664 shares                                   214                 214
  Class B, $.01 par value; 40,000,000 shares authorized;
   issued and outstanding 9,602,522 shares                                    96                  96
  Additional capital                                                     159,759             159,314
  Retained earnings                                                      185,825             177,153
  Treasury stock, at cost (836,633 and 877,196 Class A shares)           (10,456)           (10,857)
------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                             335,438             325,920
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $815,856            $774,742
======================================================================================================
     The accompanying  notes are an integral part of the condensed  consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

                                                              Three Months Ended
                                                      December 28,            December 30,
                                                         1996                    1995
------------------------------------------------------------------------------------------
Sales                                                   $391,280                $340,674
Cost of sales                                            340,407                 293,757
------------------------------------------------------------------------------------------
Gross profit                                              50,873                  46,917
Selling                                                   26,007                  23,657
General and administrative                                 8,109                   7,121
------------------------------------------------------------------------------------------
Operating income                                          16,757                  16,139
------------------------------------------------------------------------------------------
Other expense:
 Interest, net                                             1,352                   1,270
------------------------------------------------------------------------------------------
Total other expense                                        1,352                   1,270
------------------------------------------------------------------------------------------
Income before income taxes                                15,405                  14,869
Income tax expense                                         6,162                   5,870
------------------------------------------------------------------------------------------
Net income                                              $  9,243                $  8,999
==========================================================================================

Earnings per share                                         $0.30                   $0.30
==========================================================================================

Shares used in earnings per share computations:
 Primary and fully diluted                                30,470                  30,404
==========================================================================================

Dividends per share:
 Class A                                                 $0.0200                 $0.0200
 Class B                                                 $0.0167                 $0.0167
==========================================================================================

Sales Growth                                               14.9%                   21.7%
Margins (Percent of Sales):
 Gross Profit                                              13.0%                   13.8%
 Operating Income                                           4.3%                    4.7%
 Income Before Income Taxes                                 3.9%                    4.4%
 Net Income                                                 2.4%                    2.6%
==========================================================================================
     The accompanying  notes are an integral part of the condensed  consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                                         Three Months Ended
                                                                December 28,             December 30,
                                                                   1996                     1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $  9,243                $  8,999
 Items included in net income not requiring cash:
  Depreciation                                                       6,417                   5,435
  Amortization                                                         350                     344
  Deferred gain                                                       (501)                   (694)
  Deferred income taxes                                              2,216                     798
  Changes in operating assets and liabilities                      (37,449)                (19,201)
-----------------------------------------------------------------------------------------------------
  Cash flows used for operating activities                         (19,724)                 (4,319)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                         (10,838)                (38,821)
 Disposition of property, plant and equipment, net                    --                       106
 Funds received from trustee for capital project                      --                     6,479
 Sale of business                                                     --                    29,314
 Other                                                              (2,854)                 (1,394)
-----------------------------------------------------------------------------------------------------
 Cash flows used for investing activities                          (13,692)                 (4,316)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction of notes payable                                           --                   (12,300)
 Additions to long-term obligations                                 50,000                  55,000
 Reduction of long-term obligations                                 (1,425)                 (1,179)
 Dividends                                                            (571)                   (569)
 Exercise of stock options and other                                   171                      77
-----------------------------------------------------------------------------------------------------
 Cash flows provided by financing activities                        48,175                  41,029
-----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                               14,759                  32,394
Cash and cash equivalents at beginning of period                     6,437                   2,159
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $ 21,196                $ 34,553
=====================================================================================================
=====================================================================================================
Supplemental disclosure of cash flow information:
 Interest paid, net of amount capitalized                         $  1,889                $  1,213
 Income taxes paid                                                $  4,356                $  7,335
=====================================================================================================
     The accompanying  notes are an integral part of the condensed  consolidated financial statements.

                       HUDSON FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The condensed consolidated financial statements for the periods ended December 28, 1996 and December 30, 1995 include, in the opinion of management, all adjustments necessary to present fairly the results of operations and cash flows for such periods. The Annual Report for the year ended September 28, 1996, and the Company's Form 10-K contain additional information which should be read in conjunction with these financial statements.

Note 2. On December 6, 1996, The Company borrowed $50.0 million under an unsecured term loan agreement from an insurance company at 6.97% due December 6, 2006. Interest payments only will be due in the first three years. Beginning in the fourth year, quarterly principal and monthly interest payments will be due.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of December 28, 1996 and the related condensed consolidated statements of operations for the three months ended December 30, 1995, and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have  previously  audited,  in accordance  with generally  accepted  auditing standards, the consolidated balance sheet as of September 28, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated October 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 28, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Coopers & Lybrand L.L.P.

Tulsa, Oklahoma
January 21, 1997

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

Historically, the Company's operating results have been heavily influenced by two factors: the cost of feed grains and commodity-based finished product prices. These two factors have fluctuated significantly and independently. In recent years the Company has undertaken a business strategy to increase the production and sale of further-processed products and increase sales to large customers such as club store and foodservice chains. In fiscal 1996, one such customer accounted for approximately 18.7% of total sales. This strategy helps to decrease the proportion of feed grain costs to total cost of sales, which reduces the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity price fluctuations. Even so, a material increase in feed costs or a material decrease in finished product prices could have an adverse effect on the Company, but management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

International sales accounted for 17.5% of the Company's total sales during fiscal 1996. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America and the main products sold were chicken leg quarters, chicken paws and turkey thigh meat.

The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   FIRST QUARTER OF FISCAL 1997 COMPARED WITH
                          FIRST QUARTER OF FISCAL 1996

Sales from the Company's operations were $391.3 million for the first quarter of fiscal 1997, an increase of $50.6 million, or 14.9%, over the first quarter of fiscal 1996. International sales were 17.3% and 15.8% of sales for the first quarter of fiscal 1997 and 1996, respectively. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America and the main products sold were chicken leg quarters, chicken paws and turkey thigh meat. The sales increase primarily resulted from the following:

          Chicken sales increased 34.4% to $226.6 million in the first quarter of fiscal 1997 from $168.6 million in the first quarter of fiscal 1996 primarily due to a 22.0% increase in volume and a 10.1% increase in selling prices. The Company's sales to its customer groups of foodservice, club stores, retail and international all increased due to continuing consumer demand for chicken products.

          Turkey sales increased 3.4% to $54.7 million in the first quarter of fiscal 1997 from $52.9 million in the first quarter of fiscal 1996 mainly due to an 18.6% increase in selling prices, offset by a 12.8% decrease in volume. The Company has traditionally sold large volumes of whole turkeys for holiday consumption in the first quarter of each fiscal year. But after the first quarter of fiscal 1996, the Company made the decision to no longer sell whole birds. Instead, all turkey meat is now further-processed. That change in product mix was the primary cause of the large increase in selling prices and the decrease in volume.

          Portioned entree sales increased 15.2% to $50.2 million in the first quarter of fiscal 1997 from $43.6 million in the first quarter of fiscal 1996 due to a 12.0% increase in volume and a 2.9% increase in selling prices. The volume increase was primarily due to expanded sales to foodservice customers, especially schools, and also retail customers. In fiscal 1996, the Company added a new line of sandwiches and a line of main entrees for vending and convenience store customers, both of which are beginning to have significant sales.

          Beef sales increased 33.6% to $27.7 million in the first quarter of fiscal 1997 from $20.7 million in the first quarter of fiscal 1996 due to a 27.2% increase in volume and a 5.0% increase in selling prices. The volume increase was primarily due to increased sales to retail customers. The Company is beginning to see increased sales from its efforts to expand its customer base.

          Luncheon meat sales decreased 55.2% to $19.5 million in the first quarter of fiscal 1997 from $43.5 million in the first quarter of fiscal 1996 primarily due to a 57.4% decrease in volume which was partially offset by a 5.4% increase in selling prices. The volume decrease was due to the December 29, 1995 sale of the Company's Topeka, Kansas luncheon meat plant and its related brand names and the closing and subsequent sale of its Wichita, Kansas luncheon meat plant. The Company continues to produce luncheon meat products at its plant in Albert Lea, Minnesota. The increase in selling prices was primarily due to product mix changes that resulted from the sale.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   FIRST QUARTER OF FISCAL 1997 COMPARED WITH
                    FIRST QUARTER OF FISCAL 1996 (CONTINUED)

Cost of sales was $340.4 million for the first quarter of fiscal 1997, an increase of $46.7 million, or 15.9%, over the first quarter of fiscal 1996. As a percentage of sales, cost of sales increased to 87.0% in the first quarter of fiscal 1997 from 86.2% in the first quarter of fiscal 1996. The increase was primarily due to increases in volume and higher feed and ingredient costs that resulted from high grain markets. Feed and ingredient costs increased to 23.6% of sales for the first quarter of fiscal 1997 from 21.4% for the first quarter of fiscal 1996.

Gross profit was $50.9 million in the first quarter of fiscal 1997, an increase of $4.0 million, or 8.4%, from the first quarter of fiscal 1996. As a percentage of sales, gross profit decreased to 13.0% in the first quarter of fiscal 1997 from 13.8% in the first quarter of fiscal 1996 due to the factors discussed above.

Selling and general and administrative expenses were $34.1 million in the first quarter of fiscal 1997, an increase of $3.3 million, or 10.8%, over the first quarter of fiscal 1996. As a percentage of sales, selling and general and administrative expenses decreased to 8.7% in the first quarter of fiscal 1997 from 9.0% in the first quarter of fiscal 1996.

Operating income was $16.8 million for the first quarter of fiscal 1997, an increase of $.6 million or 3.8% from the first quarter of fiscal 1996. The increase was primarily due to the growth in the Company's operations described previously.

Interest expense increased as a result of $120 million of long-term borrowings made in fiscal 1996.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 28, 1996 was $266.8 million compared with $213.9 million at September 28, 1996 and the current ratio was 3.02 to 1 and 2.42 to 1 at December 28, 1996 and September 28, 1996, respectively. Accounts receivable increased mainly due to expanded sales in both domestic and international markets. Inventory increased primarily due to inventory build-up to meet increased sales, especially in international markets. The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $608.9 million on December 28, 1996, compared with $550.9 million on September 28, 1996. Long-term obligations represented 44.9% and 40.8% of total capitalization on December 28, 1996 and September 28, 1996, respectively.

Cash flows used for operating activities were $19.7 million in the first quarter of fiscal 1997 compared with $4.3 million in the first quarter of fiscal 1996. The change was primarily due to increases in operating assets, especially accounts receivable and finished product inventory, and decreases in accounts payable and accrued liabilities.

For the  first  quarter  of  fiscal  1997 and  1996,  the  Company  had  capital expenditures of $10.8 million and $38.8 million, respectively. Capital expenditures, in the first quarter of fiscal 1997, were for the addition of cooking facilities to the Company's Indiana facility, the continuing construction of a chicken complex near Henderson, Kentucky, the expansion and/or upgrading of other production facilities and related equipment and the expansion and/or upgrading of poultry grow-out facilities. The Kentucky complex was scheduled to be producing 1.3 million birds per week by July 1997, but at present, the Company believes it will be November 1997 before that level is reached. The Company has experienced delays in the construction of grow-out houses due to bad weather. These delays have resulted in a lack of birds for processing.

The Company's capital budget for fiscal 1997 contemplates aggregate capital expenditures of approximately $65 million for the addition of cooking facilities at the Company's Indiana facility, completion of the chicken complex near Henderson, Kentucky and upgrading and/or expansion of current production facilities and related equipment.

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 30, 1996, the Company entered into a $200 million unsecured credit agreement that expires on June 30, 1999. At December 28, 1996, the Company did not have any notes payable outstanding under the agreement but had $17.3 million in outstanding letters of credit. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has three separate unsecured short-term credit agreements with financial institutions giving the Company the right to borrow up to $15.0 million each from two institutions and $10.0 million from the other. At December 28, 1996, the Company did not have any notes payable outstanding under these agreements.

Total long-term obligations and current portion of long-term obligations increased $48.6 million due to the net effect of the following: 1) proceeds received on a loan from an insurance company totaling $50.0 million and 2) normal debt payments.

On December 6, 1996, the Company borrowed $50.0 million under an unsecured term loan agreement from an insurance company at 6.97% due December 6, 2006. Interest payments only will be due in the first three years. Beginning in the fourth year, quarterly principal and monthly interest payments will be due. The unsecured loan agreement contains restrictions and covenants which are substantially the same as those included in the $200.0 million credit agreement.

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

Item 6.           Exhibits and Reports on Form 8-K

    (a)           Exhibits

                  Exhibit                                   Sequentially
                  Number     Description of Exhibit         Numbered Page

                    4a       Restated Certificate of      Incorporated by
                             Incorporation of Hudson      reference from
                             Foods, Inc., Section 4       Registration
                                                          Statement No. 33-15274

                    10       Hudson Foods, Inc. Note
                             Purchase Agreement dated
                             December 6, 1996, $50,000,000,
                             6.97% Senior Notes due
                             December 6, 2006

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

                               Hudson Foods, Inc.

Date        January 29, 1997               Michael T. Hudson
                                           President and Chief Executive Officer

Date        January 29, 1997               Charles B. Jurgensmeyer
                                           Chief Financial Officer