Form 10-Q
period 1997-03-29
HUDSON FOODS INC
filed 1997-05-05
CIK 786617

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549

                                           FORM 10-Q

      (MARK ONE)

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended March 29, 1997

                                               OR

           []     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________________to_______________

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
            Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                             APPLICABLE ONLY TO CORPORATE ISSUERS:
            As of April 22, 1997 Hudson Foods, Inc. had 20,645,581 shares of $0.01 par value Class A Common Stock outstanding and 9,602,372 shares of $0.01 par value Class B Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

-----------------------------------------------------------------------------------------------------
                                                                       March 29,       September 28,
                                                                         1997              1996
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  6,768           $  6,437
  Receivables, net                                                     125,671            108,792
  Inventory:
    Field inventory                                                     59,401             61,250
    Feed, eggs and other                                                41,245             32,273
    Finished products                                                  183,897            133,349
  Other                                                                 21,514             22,373
-----------------------------------------------------------------------------------------------------
  Total current assets                                                 438,496            364,474
-----------------------------------------------------------------------------------------------------
Property, plant and equipment, net of accumulated depreciation
  of $163,790 and $150,745                                             391,247            367,600
Excess cost of investment, net                                          13,838             14,119
Other assets                                                            31,684             28,549
-----------------------------------------------------------------------------------------------------
Total assets                                                          $875,265           $774,742
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                       $ 45,000           $   -
  Current portion of long-term obligations                              26,144             24,714
  Accounts payable                                                      55,696             69,552
  Accrued liabilities                                                   52,646             49,578
  Deferred income taxes                                                  6,741              6,741
-----------------------------------------------------------------------------------------------------
  Total current liabilities                                            186,227            150,585
-----------------------------------------------------------------------------------------------------
Long-term obligations                                                  268,998            224,951
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Deferred income taxes and deferred gain                                 78,277             73,286
-----------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock:

    Class A, $.01 par value; 40,000,000 shares authorized;
      issued 21,475,075 and 21,384,664 shares                              215                214
    Class B, $.01 par value; 40,000,000 shares authorized;
      issued and outstanding 9,602,522 shares                               96                 96
   Additional capital                                                  160,037            159,314
   Retained earnings                                                   191,871            177,153
   Treasury stock, at cost (836,644 and 877,196 Class A shares)        (10,456)           (10,857)
-----------------------------------------------------------------------------------------------------
   Total stockholders' equity                                          341,763            325,920
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $875,265           $774,742
-----------------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

---------------------------------------------------------------------------------------------
                                          Three Months Ended          Six Months Ended
                                        March 29,    March 30,     March 29,    March 30,
                                           1997         1996          1997         1996
---------------------------------------------------------------------------------------------
Sales                                    $405,117     $330,297      $796,397     $670,971
Cost of sales                             358,052      293,369       698,459      587,126
---------------------------------------------------------------------------------------------
Gross profit                               47,065       36,928        97,938       83,845
Selling                                    24,912       24,134        50,919       47,791
General and administrative                  7,906        8,208        16,015       15,329
---------------------------------------------------------------------------------------------
Operating income                           14,247        4,586        31,004       20,725
---------------------------------------------------------------------------------------------
Other expense:
  Interest, net                             3,217        1,540         4,569        2,810
---------------------------------------------------------------------------------------------
  Total other expense                       3,217        1,540         4,569        2,810
---------------------------------------------------------------------------------------------
Income before income taxes                 11,030        3,046        26,435       17,915
Income tax expense                          4,412        1,164        10,574        7,034
---------------------------------------------------------------------------------------------
Net income                               $  6,618     $  1,882      $ 15,861     $ 10,881
---------------------------------------------------------------------------------------------
Earnings per share                          $0.22        $0.06         $0.52        $0.36
---------------------------------------------------------------------------------------------
Shares used in earnings per share computations:
  Primary and fully diluted                30,520       30,426        30,475       30,409
---------------------------------------------------------------------------------------------
Dividends per share:
  Class A                                 $0.0200      $0.0200       $0.0400      $0.0400
  Class B                                 $0.0167      $0.0167       $0.0334      $0.0334
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Sales Growth                                22.7%        21.5%         18.7%        21.6%
Margins (Percent of Sales):
  Gross Profit                              11.6%        11.2%         12.3%        12.5%
  Operating Income                           3.5%         1.4%          3.9%         3.1%
  Income Before Income Taxes                 2.7%         0.9%          3.3%         2.7%
  Net Income                                 1.6%         0.6%          2.0%         1.6%
---------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

---------------------------------------------------------------------------------------------
                                                                   Six Months Ended
                                                             March 29,          March 30,
                                                               1997               1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 15,861           $ 10,881
  Items included in net income not requiring cash:
      Depreciation                                              13,994             11,962
      Amortization                                                 701                689
      Deferred gain                                             (1,002)            (1,195)
      Deferred income taxes                                      5,356              1,979
  Changes in operating assets and liabilities                  (83,168)           (81,838)
---------------------------------------------------------------------------------------------
  Cash flows used for operating activities                     (48,258)           (57,522)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    (37,954)           (76,118)
  Disposition of property, plant and equipment, net                313                305
  Funds received from trustee for capital project                  -               16,926
  Sale of business                                                 -               31,912
  Other                                                         (3,555)            (3,238)
---------------------------------------------------------------------------------------------
  Cash flows used for investing activities                     (41,196)           (30,213)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Addition to (reduction of) notes payable                      45,000            (12,300)
  Addition to long-term obligations                             50,000            120,000
  Reduction of long-term obligations                            (4,523)            (4,108)
  Dividends                                                     (1,143)            (1,138)
  Exercise of stock options and other                              451                163
---------------------------------------------------------------------------------------------
  Cash flows provided by financing activities                   89,785            102,617
---------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                              331             14,882
Cash and cash equivalents at beginning of period                 6,437              2,159
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $   6,768           $ 17,041
---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid, net of amount capitalized                   $   5,899          $   3,152
  Income taxes paid                                          $   5,940          $   7,318
---------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

                              HUDSON FOODS, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Note 1. The condensed consolidated financial statements for the periods ended March 29, 1997 and March 30, 1996 include, in the opinion of management, all adjustments necessary to present fairly the results of operations and cash flows for such periods. The Annual Report for the year ended September 28, 1996, and the Company's Form 10-K contain additional information which should be read in conjunction with these financial statements.

         Note 2. On December 6, 1996, The Company borrowed $50.0 million under an unsecured term loan agreement from an insurance company at 6.97% due December 6, 2006. Interest payments only will be due in the first three years. Beginning in the fourth year, quarterly principal and monthly interest payments will be due.

         Note 3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

         REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders
         Hudson Foods, Inc.

         We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of March 29, 1997 and the related condensed consolidated statements of operations for the three and six months ended March 29, 1997 and March 30, 1996, and cash flows for the six months ended March 29, 1997 and March 30, 1996. These financial statements are the responsibility of the Company's management.

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

         Tulsa, Oklahoma
         April 22, 1997

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS

                                              GENERAL

         Historically, the Company's operating results have been heavily influenced by two factors: the cost of feed grains and commodity-based finished product prices. These two factors have fluctuated significantly and independently. In recent years the Company has undertaken a business strategy to increase the production and sale of further-processed products and increase sales to large customers such as club store and foodservice chains. In fiscal 1996, one such customer accounted for approximately 18.7% of total sales. For the first six months of fiscal 1997, that same customer accounted for approximately 18.6% of total sales. This strategy helps decrease the proportion of feed grain costs to total cost of sales, which reduces the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity price fluctuations. Even so, a material increase in feed costs or a material decrease in finished product prices could have an adverse effect on the Company, but management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

         International sales accounted for 17.5% of the Company's total sales during fiscal 1996 and 18.9% for the first six months of fiscal 1997. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America. The main products sold are chicken leg quarters, chicken paws and turkey thigh meat.

         The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            SECOND QUARTER OF FISCAL 1997 COMPARED WITH
                                   SECOND QUARTER OF FISCAL 1996

         Sales from the Company's operations were $405.1 million for the second quarter of fiscal 1997, an increase of $74.8 million, or 22.7%, over the second quarter of fiscal 1996. International sales increased by $12.3 million and were 20.3% and 21.2% of sales for the second quarter of fiscal 1997 and 1996, respectively. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America. The main products sold were chicken leg quarters, chicken paws and turkey thigh meat. The Company's four main customer groups are: foodservice, club stores, retail and international. The sales increase primarily resulted from the following:

            Chicken sales increased 25.4% to $246.6 million in the second quarter of fiscal 1997 from $196.6 million in the second quarter of fiscal 1996 primarily due to a 15.3% increase in volume and an 8.8% increase in selling prices. Sales in all four customer groups increased due to continuing consumer demand for chicken products. Selling prices were strong due to high customer demand.

            Portioned entree sales increased 25.3% to $56.5 million in the second quarter of fiscal 1997 from $45.0 million in the second quarter of fiscal 1996 due to a 32.2% increase in volume, offset by a 5.2% decrease in selling prices. The volume increase was primarily due to expanded sales in all four customer groups, especially foodservice sales to schools. In fiscal 1996, the Company added a new line of sandwiches and a line of main entrees for vending and convenience store customers, both of which are beginning to have significant sales. Selling prices were down due to volume discounts and introductory pricing for some products.

            Turkey sales increased 7.3% to $41.6 million in the second quarter of fiscal 1997 from $38.8 million in the second quarter of fiscal 1996 mainly due to a 13.0% increase in selling prices, offset by a 5.1% decrease in volume. The Company has changed its production emphasis from whole birds to further-processed products. That change in product mix was the primary cause of the large increase in selling prices and the decrease in volume.

            Beef sales increased 26.6% to $28.7 million in the second quarter of fiscal 1997 from $22.7 million in the second quarter of fiscal 1996 due to a 20.9% increase in volume and a 4.7% increase in selling prices. The volume increase was primarily due to increased sales to retail customers. Selling prices increased due to increased raw material costs. The Company is beginning to see increased sales from its efforts to expand its customer base, especially to large grocery store chains.

            Luncheon meat sales increased 5.0% to $17.6 million in the second quarter of fiscal 1997 from $16.7 million in the second quarter of fiscal 1996 primarily due to a 7.0% increase in selling prices which was offset by a 1.9% decrease in volume. After the sale in December 1995 of the Company's Topeka, Kansas luncheon meat plant and the subsequent closing of its Wichita, Kansas luncheon meat plant, the Company continued to reorganize its operations and change its focus for luncheon meat. The Company is now selling more premium products that command higher selling prices.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            SECOND QUARTER OF FISCAL 1997 COMPARED WITH
                             SECOND QUARTER OF FISCAL 1996 (CONTINUED)

         Cost of sales was $358.1 million for the second quarter of fiscal 1997, an increase of $64.7 million, or 22.0%, over the second quarter of fiscal 1996. As a percentage of sales, cost of sales was 88.4% and 88.8% in the second quarter of fiscal 1997 and fiscal 1996, respectively. The stability of the percentages primarily resulted from the net effect of lower feed and ingredient costs, an increase in outside purchases (both discussed below) and higher selling prices discussed above.

         Feed and ingredient costs per ton for the second quarter of fiscal 1997 were down 1% from the same period of fiscal 1996. Feed and ingredient costs, as a percentage of sales, were 23.8% for the second quarter of fiscal 1997 and 26.2% for the second quarter of fiscal 1996. Due to a lack of birds for processing at the Company's new Kentucky plant, additional birds were purchased from outside sources which caused costs to shift from feed and ingredients to outside purchases.

         Gross profit was $47.1 million in the second quarter of fiscal 1997, an increase of $10.1 million, or 27.5%, from the second quarter of fiscal 1996. As a percentage of sales, gross profit increased to 11.6% in the second quarter of fiscal 1997 from 11.2% in the second quarter of fiscal 1996 due to the factors discussed above.

         Selling and general and administrative expenses were $32.8 million in the second quarter of fiscal 1997, an increase of $0.5 million, or 1.5%, over the second quarter of fiscal 1996. As a percentage of sales, selling and general and administrative expenses decreased to 8.1% in the second quarter of fiscal 1997 from 9.8% in the second quarter of fiscal 1996. During the second quarter of fiscal 1997, the Company decreased certain selling expenses such as demonstrations, product handling, promotion and product storage expenses.

         Operating income was $14.2 million for the second quarter of fiscal 1997, an increase of $9.7 million, or 210.7%, from the second quarter of fiscal 1996. The increase was primarily due to the improvements in the Company's operations described previously.

         Interest  expense   increased  as  a  result  of  increased   long-term
         borrowings.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                           FIRST SIX MONTHS OF FISCAL 1997 COMPARED WITH
                                  FIRST SIX MONTHS OF FISCAL 1996

         Sales from the Company's operations were $796.4 million for the first six months of fiscal 1997, an increase of $125.4 million, or 18.7%, over the first six months of fiscal 1996. International sales increased $26.4 million and were 18.9% and 18.5% of sales for the first six months of fiscal 1997 and 1996, respectively. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America. The main products sold were chicken leg quarters, chicken paws and turkey thigh meat. The Company's four main customer groups are: foodservice, club stores, retail and international. The sales increase primarily resulted from the following:

            Chicken sales increased 29.6% to $473.2 million in the first six months of fiscal 1997 from $365.2 million in the first six months of fiscal 1996 primarily due to an 18.3% increase in volume and a 9.5% increase in selling prices. Sales in all four customer groups increased due to continuing consumer demand for chicken products. Selling prices were strong due to high customer demand.

            Portioned entree sales increased 20.4% to $106.6 million in the first six months of fiscal 1997 from $88.6 million in the first six months of fiscal 1996 due to a 22.2% increase in volume, offset by a 1.5% decrease in selling prices. The volume increase was primarily due to expanded sales in all four customer groups, especially foodservice sales to schools. In fiscal 1996, the Company added a new line of sandwiches and a line of main entrees for vending and convenience store customers, both of which are beginning to have significant sales. Selling prices were down due to volume discounts and introductory pricing for some products.

            Turkey sales increased 5.0% to $96.3 million in the first six months of fiscal 1997 from $91.7 million in the first six months of fiscal 1996 mainly due to a 16.1% increase in selling prices, offset by a 9.5% decrease in volume. The Company has changed its production emphasis from whole birds to further-processed products. That change in product mix was the primary cause of the large increase in selling prices and the decrease in volume.

            Beef sales increased 29.9% to $56.4 million in the first six months of fiscal 1997 from $43.4 million in the first six months of fiscal 1996 due to a 23.8% increase in volume and a 4.9% increase in selling prices. The volume increase was primarily due to increased sales to retail customers. Selling prices increased due to increased raw material costs. The Company is beginning to see increased sales from its efforts to expand its customer base, especially to large grocery store chains.

            Luncheon meat sales decreased 38.4% to $37.1 million in the first six months of fiscal 1997 from $60.3 million in the first six months of fiscal 1996 primarily due to a 41.4% decrease in volume offset by a 5.1% increase in selling prices. The volume decrease was primarily due to the December 1995 sale of the Company's Topeka, Kansas luncheon meat plant and its related brand names and the closing and subsequent sale of its Wichita, Kansas luncheon meat plant. The increase in selling prices was primarily due to product mix changes that resulted from the sale.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                           FIRST SIX MONTHS OF FISCAL 1997 COMPARED WITH
                            FIRST SIX MONTHS OF FISCAL 1996 (CONTINUED)

         Cost of sales was $698.5 million for the first six months of fiscal 1997, an increase of $111.3 million, or 19.0%, over the first six months of fiscal 1996. As a percentage of sales, cost of sales was 87.7% and 87.5% for the first six months of fiscal 1997 and fiscal 1996, respectively. The stability of the percentages primarily resulted from the net effect of higher feed and ingredient costs, an increase in outside purchases (both discussed below) and higher selling prices discussed above.

         Feed and ingredient costs per ton for the first six months of fiscal 1997 were up approximately 6% over the same period of fiscal 1996, but feed and ingredient costs, as a percentage of sales, were almost unchanged at 23.7% and 23.8% for the first six months of fiscal 1997 and fiscal 1996, respectively. Due to a lack of birds for processing at the Company's new Kentucky plant, additional birds were purchased from outside sources which caused costs to shift from feed and ingredients to outside purchases.

         Gross profit was $97.9 million in the first six months of fiscal 1997, an increase of $14.1 million, or 16.8%, from the first six months of fiscal 1996. As a percentage of sales, gross profit decreased to 12.3% in the first six months of fiscal 1997 from 12.5% in the first six months of fiscal 1996 due to the factors discussed above.

         Selling and general and administrative expenses were $66.9 million in the first six months of fiscal 1997, an increase of $3.8 million, or 6.0%, over the first six months of fiscal 1996. As a percentage of sales, selling and general and administrative expenses decreased to 8.4% in the first six months of fiscal 1997 from 9.4% in the first six months of fiscal 1996. During the first six months of fiscal 1997, the Company decreased certain selling expenses such as product handling, demonstrations and brokerage expenses.

         Operating income was $31.0 million for the first six months of fiscal 1997, an increase of $10.3 million, or 49.6%, from the first six months of fiscal 1996. The increase was primarily due to the improvements in the Company's operations described previously.

         Interest  expense   increased  as  a  result  of  increased   long-term
         borrowings.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 29, 1997 was $252.3 million compared with $213.9 million at September 28, 1996. The current ratio was 2.35 to 1 and 2.42 to 1 at March 29, 1997 and September 28, 1996, respectively.

         Accounts receivable increased mainly due to expanded sales in both domestic and international markets. Inventory increased primarily due to increasing sales, especially in international markets. The Company has increased its presence in Russia, and at March 29, 1997, had several shipments of inventory enroute to Russia. Also in March 1997, Russia began to collect full custom duties on poultry entering the country. The enforcement of the tariffs has slowed the distribution of U.S. poultry and also caused price increases to Russian consumers.

         The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $610.8 million on March 29, 1997, compared with $550.9 million on September 28, 1996. Long-term obligations represented 44.0% and 40.8% of total capitalization on March 29, 1997 and September 28, 1996, respectively.

         Cash flows used for operating activities were $48.3 million in the first six months of fiscal 1997 compared with $57.5 million in the first six months of fiscal 1996. The change was primarily due to the increase in net income adjusted for non-cash charges, reduced by increases in operating assets and liabilities.

         The Company's capital budget for fiscal 1997 contemplates aggregate capital expenditures of approximately $65 million for the addition of cooking facilities at the Company's Indiana broiler complex, completion of the broiler complex near Henderson, Kentucky and upgrading and/or expansion of current production facilities and related equipment.

         For the first six months of fiscal 1997 and 1996, the Company had capital expenditures of $38.0 million and $76.1 million, respectively. Capital expenditures, in the first six months of fiscal 1997, included the addition of cooking facilities to the Company's Indiana broiler complex, the continuing construction of a broiler complex near Henderson, Kentucky, the expansion and/or upgrading of other production facilities and related equipment and the expansion and /or upgrading of poultry grow-out facilities. The expansion of the Indiana facility to a more specialized plant was completed on April 1, 1997. The plant historically produced fresh cut-up chicken but is now marinating, breading and cooking chicken. The plant currently is processing 430,000 birds per week and is scheduled to produce 620,000 birds per week by November 1997. The Kentucky processing plant produces individually quick frozen, tray packed, deboned and marinated chicken products. The Kentucky complex is currently processing 400,000 birds per week and is scheduled to produce 1.3 million birds per week by November 1997. The Company experienced delays in the construction of grow-out houses in Kentucky due to bad weather which resulted in a lack of birds for processing. With improved weather and site conditions, construction has started again, and the Company is making progress in securing contract growers.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 30, 1996, the Company entered into a $200.0 million unsecured credit agreement that expires on June 30, 1999. At March 29, 1997, the Company had $30.0 million and $17.0 million outstanding in notes payable and letters of credit, respectively. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%.

         The Company has three separate unsecured short-term credit agreements with financial institutions giving the Company the right to borrow up to $15.0 million each from two institutions and $10.0 million from the other. At March 29, 1997, the Company had $15.0 million outstanding under these agreements.

         Total long-term obligations and current portion of long-term obligations increased $45.5 million due to the net effect of the following: 1) proceeds received on a loan from an insurance company totaling $50.0 million and 2) normal debt payments.

         On December 6, 1996, the Company borrowed $50.0 million under an unsecured term loan agreement from an insurance company at 6.97% due December 6, 2006. Interest payments only will be due in the first three years. Beginning in the fourth year, quarterly principal and monthly interest payments will be due. The unsecured loan agreement contains restrictions and covenants that are substantially the same as those included in the $200.0 million unsecured credit agreement.

         PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings
                  Not Applicable

         Item 2.  Changes in Securities
                  Not Applicable

         Item 3.  Defaults Upon Senior Securities
                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  At the February 14, 1997 Annual Meeting of  Stockholders
                  of Hudson Foods, Inc., the stockholders  passed two proposals.
                  Proposal  I.  The  following   persons  were  elected  to  the
                  Company's Board of Directors by the votes indicated below:

                  Name                    For               Withheld

                  James T. Hudson         113,457,079       1,104,629
                  Michael T. Hudson       113,460,701       1,101,007
                  Charles B. Jurgensmeyer 113,459,007       1,102,701
                  Elmer W. Shannon        113,452,977       1,108,731
                  Jerry L. Hitt           113,485,243       1,076,465
                  Kenneth N. May          113,492,429       1,069,279
                  James R. Hudson         113,459,192       1,102,516
                  Jane M. Helmich         113,456,128       1,105,580

         Proposal II. By 109,714,956 votes "For," 1,353,851 votes "Against," 144,439 votes "Abstaining" and 3,348,732 broker non-votes, the stockholders ratified the Company's 1996 Stock Option Plan. Item 5. Other Information

         Item 6.  Exhibits and Reports on Form 8-K

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

                                       Hudson Foods, Inc.

         Date  May 5, 1997         Michael T. Hudson
                                   President and Chief Executive Officer

         Date  May 5, 1997         Charles B. Jurgensmeyer
                                   Chief Financial Officer