Form 10-Q
period 1997-06-28
HUDSON FOODS INC
filed 1997-07-30
CIK 786617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1997

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

As of July 17, 1997 Hudson Foods, Inc. had 20,664,681 shares of $0.01 par value Class A Common Stock outstanding and 9,602,372 shares of $0.01 par value Class B Common Stock outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)
---------------------------------------------------------------------------------------------
                                                                   June 28,     September 28,
                                                                     1997           1996
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  8,429        $  6,437
  Receivables, net                                                 117,182         108,792
  Inventory:
    Field inventory                                                 60,376          61,250
    Feed, eggs and other                                            37,278          32,273
    Finished products                                              194,659         133,349
  Other                                                             35,529          22,373
---------------------------------------------------------------------------------------------
  Total current assets                                             453,453         364,474
---------------------------------------------------------------------------------------------
Property, plant and equipment, net of accumulated
  depreciation of $165,947 and $150,745                            401,430         367,600
Excess cost of investment, net                                      13,697          14,119
Other assets                                                        35,499          28,549
---------------------------------------------------------------------------------------------
Total assets                                                      $904,079        $774,742
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $ 83,200        $   -
  Current portion of long-term obligations                          25,912          24,714
  Accounts payable                                                  59,328          69,552
  Accrued liabilities                                               52,977          49,578
  Deferred income taxes                                              6,741           6,741
---------------------------------------------------------------------------------------------
  Total current liabilities                                        228,158         150,585
---------------------------------------------------------------------------------------------
Long-term obligations                                              272,755         224,951
---------------------------------------------------------------------------------------------
Deferred income taxes and deferred gain                             76,864          73,286
---------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock:
    Class A, $.01 par value; 40,000,000 shares authorized;
      issued 21,503,975 and 21,384,664 shares                          215             214
    Class B, $.01 par value; 40,000,000 shares authorized;
      issued and outstanding 9,602,372 and 9,602,522 shares             96              96
   Additional capital                                              160,191         159,314
   Retained earnings                                               176,398         177,153
   Treasury stock, at cost (846,644 and 877,196 Class A shares)    (10,598)        (10,857)
--------------------------------------------------------------------------------------------
   Total stockholders' equity                                      326,302         325,920
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $904,079        $774,742
--------------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)
----------------------------------------------------------------------------------------
                                         Three Months Ended         Nine Months Ended
                                         June 28,    June 29,    June 28,       June 29,
                                           1997        1996        1997           1996
----------------------------------------------------------------------------------------
Sales                                   $435,449    $337,234    $1,231,846    $1,008,205
Cost of sales                            390,572     296,069     1,089,031       883,195
----------------------------------------------------------------------------------------
Gross profit                              44,877      41,165       142,815       125,010
Selling                                   23,964      23,440        74,883        71,231
General and administrative                 8,207       8,542        24,222        23,871
International reorganization (Note 2)     33,336        --          33,336          --
----------------------------------------------------------------------------------------
Operating income (loss)                  (20,630)      9,183        10,374        29,908
----------------------------------------------------------------------------------------
Other expense:
  Interest, net                            4,204       2,472         8,773         5,282
  Other                                      --        1,306           --          1,306
----------------------------------------------------------------------------------------
  Total other expense                      4,204       3,778         8,773         6,588
----------------------------------------------------------------------------------------
Income (loss) before income taxes        (24,834)      5,405         1,601        23,320
Income tax expense (benefit)              (9,933)      2,096           641         9,130
----------------------------------------------------------------------------------------
Net income (loss)                       $(14,901)   $  3,309    $       96    $   14,190
----------------------------------------------------------------------------------------
Earnings (loss) per share                 $(0.49)      $0.11         $0.03         $0.47
----------------------------------------------------------------------------------------
Shares used in earnings per share computations:
  Primary and fully diluted               30,251      30,409        30,471        30,404
----------------------------------------------------------------------------------------
Dividends per share:
  Class A                                $0.0200     $0.0200       $0.0600       $0.0600
  Class B                                $0.0167     $0.0167       $0.0501       $0.0501
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Sales Growth                                29.1%       10.3%         22.2%        17.6%
Margins (Percent of Sales):
  Gross profit                              10.3%       12.2%         11.6%        12.4%
  Operating income (loss)                   (4.7)%       2.7%          0.8%         3.0%
  Income (loss) before income taxes         (5.7)%       1.6%          0.1%         2.3%
  Net income (loss)                         (3.4)%       1.0%          0.1%         1.4%
----------------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
------------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                            June 28,       June 29,
                                                              1997           1996
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $     960      $  14,190
  Items included in net income not requiring cash:
      Depreciation                                           22,007         18,731
      Amortization                                            1,028          1,035
      Deferred gain                                          (1,503)        (1,696)
      Deferred income taxes                                   3,966          2,882
      International reorganization  (Note 2)                 33,336           --
      Loss on sale of business                                 --            1,306
  Changes in operating assets and liabilities              (125,359)       (59,291)
-----------------------------------------------------------------------------------
  Cash flows used for operating activities                  (65,565)       (22,843)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 (56,256)      (115,094)
  Disposition of property, plant and equipment, net             419            987
  Funds received from trustee for capital project              --           16,926
  Sale of business                                             --           28,885
  Other                                                      (7,556)        (6,852)
-----------------------------------------------------------------------------------
  Cash flows used for investing activities                  (63,393)       (75,148)
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Addition to (reduction of) notes payable                   83,200        (12,300)
  Addition to long-term obligations                          55,000        120,000
  Reduction of long-term obligations                         (5,998)        (5,479)
  Dividends                                                  (1,716)        (1,707)
  Exercise of stock options and other                           464            222
-----------------------------------------------------------------------------------
  Cash flows provided by financing activities               130,950        100,736
-----------------------------------------------------------------------------------
Increase in cash and cash equivalents                         1,992          2,745
Cash and cash equivalents at beginning of period              6,437          2,159
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $   8,429      $   4,904
-----------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid, net of amount capitalized                $  10,194      $   5,744
  Income taxes paid                                       $  11,604      $   8,523
-----------------------------------------------------------------------------------
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

                       HUDSON FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The condensed consolidated financial statements for the periods ended June 28, 1997 and June 29, 1996 include, in the opinion of management, all adjustments necessary to present fairly the results of operations and cash flows for such periods. The Annual Report for the year ended September 28, 1996, and the Company's Form 10-K contain additional information which should be read in conjunction with these financial statements.

Note 2. During the third quarter of fiscal 1997, the Company recorded a charge associated with a comprehensive reorganization of its International Division, with particular emphasis placed on structural changes to its business in Russia, including reorganizing the Company's Russian market distribution system and restructuring the Company's relationship with certain Russian customers. Associated with these changes, the Company recognized that certain receivables, inventory and related costs would not be recoverable.

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

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Stockholders
Hudson Foods, Inc.

We have reviewed the condensed consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of June 28, 1997 and the related condensed consolidated statements of operations for the three and nine months ended June 28, 1997 and June 29, 1996, and cash flows for the nine months ended June 28, 1997 and June 29, 1996. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 23, 1997

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

Historically, the Company's operating results have been heavily influenced by two factors: the cost of feed grains and commodity-based finished product prices. These two factors have fluctuated significantly and independently. In recent years the Company has undertaken a business strategy to increase the production and sale of further-processed products and increase sales to large customers such as club store and foodservice chains. In fiscal 1996, one such customer accounted for approximately 18.7% of total sales. For the first nine months of fiscal 1997, that same customer accounted for approximately 18.8% of total sales. This strategy helps decrease the proportion of feed grain costs to total cost of sales, which reduces the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity price fluctuations. Even so, a material increase in feed costs or a material decrease in finished product prices could have an adverse effect on the Company, but management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

International sales accounted for 17.5% of the Company's total sales during fiscal 1996 and 19.1% for the first nine months of fiscal 1997. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America. The main products sold are chicken leg quarters, chicken paws and turkey thigh meat.

The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   THIRD QUARTER OF FISCAL 1997 COMPARED WITH
                          THIRD QUARTER OF FISCAL 1996

Sales from the Company's operations were $435.4 million for the third quarter of fiscal 1997, an increase of $98.2 million, or 29.1%, over the third quarter of fiscal 1996. International sales increased by $28.4 million and were 19.6% and 16.9% of sales for the third quarter of fiscal 1997 and 1996, respectively. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America. The main products sold into international markets were chicken leg quarters, chicken paws and turkey thigh meat. The Company's four main customer groups are: foodservice, club stores, retail and international. The sales increase primarily resulted from the following:

            Chicken sales increased 28.1% to $264.9 million in the third quarter of fiscal 1997 from $206.9 million in the third quarter of fiscal 1996 primarily due to an 18.9% increase in volume and a 7.8% increase in selling prices. Sales in all four customer groups increased due to continuing consumer demand for chicken products. Selling prices were strong due to high customer demand.

            Portioned entree sales increased 50.2% to $55.3 million in the third quarter of fiscal 1997 from $36.8 million in the third quarter of fiscal 1996 due to a 52.7% increase in volume, offset by a 1.6% decrease in selling prices. The volume increase was primarily due to expanded sales in all four customer groups, especially foodservice customers.

            Turkey sales increased 11.7% to $46.8 million in the third quarter of fiscal 1997 from $41.9 million in the third quarter of fiscal 1996 mainly due to a 22.3% increase in volume, offset by an 8.7% decrease in selling prices. The Company has changed its production emphasis from whole birds to further-processed products, but the Company does sell some whole birds on a limited basis. For example, whole birds were sold in the third quarter of fiscal 1997 but in the second quarter of fiscal 1996. That timing difference partially explains the volume increase and selling price decrease. Volume also increased due to increased international sales.

            Beef sales increased 58.7% to $36.0 million in the third quarter of fiscal 1997 from $22.7 million in the third quarter of fiscal 1996 due to a 42.8% increase in volume and an 11.1% increase in selling prices. The volume increase was due to increased sales to club store, international and retail customers. Selling prices increased due to increased raw material costs.

            Luncheon meat sales increased 12.7% to $18.9 million in the third quarter of fiscal 1997 from $16.7 million in the third quarter of fiscal 1996 primarily due to an 11.2% increase in volume and a 1.3% increase in selling prices. The volume increase was primarily due to increased sales to club store customers.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   THIRD QUARTER OF FISCAL 1997 COMPARED WITH
                    THIRD QUARTER OF FISCAL 1996 (CONTINUED)

Cost of sales was $390.6 million for the third quarter of fiscal 1997, an increase of $94.5 million, or 31.9%, over the third quarter of fiscal 1996. As a percentage of sales, cost of sales was 89.7% and 87.8% in the third quarter of fiscal 1997 and fiscal 1996, respectively. The increase was primarily due to an increase in outside purchases (discussed below) and increased processing costs.

Feed and ingredient costs, as a percentage of sales, were 24.4% for the third quarter of fiscal 1997 and 29.3% for the third quarter of fiscal 1996. Feed and ingredient costs per ton for the third quarter of fiscal 1997 were down 6.0% from the same period of fiscal 1996. Also, due to a lack of birds for processing at the Company's new Kentucky plant, additional birds were purchased from outside sources which caused costs to shift from feed and ingredients to outside purchases.

Gross profit was $44.9 million in the third quarter of fiscal 1997, an increase of $3.7 million, or 9.0%, from the third quarter of fiscal 1996. As a percentage of sales, gross profit decreased to 10.3% in the third quarter of fiscal 1997 from 12.2% in the third quarter of fiscal 1996 due to the factors discussed above.

Selling and general and administrative expenses were almost unchanged at $32.2 million in the third quarter of fiscal 1997 and $32.0 million for the third quarter of fiscal 1996. As a percentage of sales, selling and general and administrative expenses decreased to 7.4% in the third quarter of fiscal 1997 from 9.5% in the third quarter of fiscal 1996. During the third quarter of fiscal 1997, the Company decreased certain selling expenses such as product handling and advertising.

During the third quarter of fiscal 1997, the Company recorded a charge associated with a comprehensive reorganization of its International Division. The reorganization placed particular emphasis on changes to the Company's Russian market distribution system and the Company's relationship with certain Russian customers. The Company believes that the reorganization will allow it to grow its customer base by distributing its products into the widespread geographic markets of Russia. The Company also believes that there are business opportunities in Russia and feels confident, under existing tariff laws, that the restructuring will allow its International Division to effectively compete in the Russian marketplace. Associated with these changes, the Company recognized that certain receivables, inventory and related costs totaling $33.3 million would not be recoverable.

As a result of the charge recorded in the international reorganization, the Company had an operating loss of $20.6 million for the third quarter of fiscal 1997 compared to operating income of $9.2 million for the third quarter of fiscal 1996.

Interest expense increased as a result of increased short and long-term borrowings.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 FIRST NINE MONTHS OF FISCAL 1997 COMPARED WITH
                        FIRST NINE MONTHS OF FISCAL 1996

Sales from the Company's operations were $1,231.8 million for the first nine months of fiscal 1997, an increase of $223.6 million, or 22.2%, over the first nine months of fiscal 1996. International sales increased $54.8 million and were 19.1% and 17.9% of sales for the first nine months of fiscal 1997 and 1996, respectively. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America. The main products sold into international markets were chicken leg quarters, chicken paws and turkey thigh meat. The Company's four main customer groups are: foodservice, club stores, retail and international. The sales increase primarily resulted from the following:

            Chicken sales increased 29.0% to $738.1 million in the first nine months of fiscal 1997 from $572.1 million in the first nine months of fiscal 1996 primarily due to an 18.5% increase in volume and an 8.9% increase in selling prices. Sales in all four customer groups increased due to continuing consumer demand for chicken products. Selling prices were strong due to high customer demand.

            Portioned entree sales increased 29.1% to $162.0 million in the first nine months of fiscal 1997 from $125.4 million in the first nine months of fiscal 1996 due to a 30.6% increase in volume, offset by a 1.1% decrease in selling prices. The volume increase was primarily due to expanded sales in all four customer groups, especially foodservice customers.

            Turkey sales increased 7.1% to $143.1 million in the first nine months of fiscal 1997 from $133.6 million in the first nine months of fiscal 1996 mainly due to a 7.3% increase in selling prices. The Company has changed its production emphasis from whole birds to further-processed products. The change in product mix was the primary cause of the large increase in selling prices.

            Beef sales increased 39.8% to $92.3 million in the first nine months of fiscal 1997 from $66.0 million in the first nine months of fiscal 1996 due to a 30.3% increase in volume and a 7.3% increase in selling prices. The volume increase was primarily due to increased sales to retail and club store customers. Selling prices increased due to increased raw material costs.

            Luncheon meat sales decreased 27.3% to $56.0 million in the first nine months of fiscal 1997 from $77.0 million in the first nine months of fiscal 1996 primarily due to a 30.7% decrease in volume offset by a 4.9% increase in selling prices. The volume decrease was primarily due to the December 1995 sale of the Company's Topeka, Kansas luncheon meat plant and its related brand names and the closing and subsequent sale of its Wichita, Kansas luncheon meat plant. The increase in selling prices was primarily due to product mix changes that resulted from the sale.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 FIRST NINE MONTHS OF FISCAL 1997 COMPARED WITH
                  FIRST NINE MONTHS OF FISCAL 1996 (CONTINUED)

Cost of sales was $1,089.0 million for the first nine months of fiscal 1997, an increase of $205.8 million, or 23.3%, over the first nine months of fiscal 1996. As a percentage of sales, cost of sales was 88.4% and 87.6% for the first nine months of fiscal 1997 and fiscal 1996, respectively. The stability of the percentages primarily resulted from the net effect of higher feed and ingredient costs, an increase in outside purchases (both discussed below), higher processing costs and higher selling prices discussed above.

Feed and ingredient costs per ton for the first nine months of fiscal 1997 were up approximately 2.3% over the same period of fiscal 1996, but feed and ingredient costs, as a percentage of sales, were 23.9% and 25.6% for the first nine months of fiscal 1997 and fiscal 1996, respectively. Due to a lack of birds for processing at the Company's new Kentucky plant, additional birds were purchased from outside sources which caused costs to shift from feed and ingredients to outside purchases.

Gross profit was $142.8 million in the first nine months of fiscal 1997, an increase of $17.8 million, or 14.2%, from the first nine months of fiscal 1996. As a percentage of sales, gross profit decreased to 11.6% in the first nine months of fiscal 1997 from 12.4% in the first nine months of fiscal 1996 due to the factors discussed above.

Selling and general and administrative expenses were $99.1 million in the first nine months of fiscal 1997, an increase of $4.0 million, or 4.2%, over the first nine months of fiscal 1996. As a percentage of sales, selling and general and administrative expenses decreased to 8.0% in the first nine months of fiscal 1997 from 9.4% in the first nine months of fiscal 1996. During the first nine months of fiscal 1997, the Company decreased certain selling expenses such as product handling, demonstrations and advertising.

During the third quarter of fiscal 1997, the Company recorded a charge associated with a comprehensive reorganization of its International Division. The reorganization placed particular emphasis on changes to the Company's Russian market distribution system and the Company's relationship with certain Russian customers. The Company believes that the reorganization will allow it to grow its customer base by distributing its products into the widespread geographic markets of Russia. The Company also believes that there are business opportunities in Russia and feels confident, under existing tariff laws, that the restructuring will allow its International Division to effectively compete in the Russian marketplace. Associated with these changes, the Company recognized that certain receivables, inventory and related costs totaling $33.3 million would not be recoverable.

Operating income was $10.4 million for the first nine months of fiscal 1997, a decrease of $19.5 million, or 65.3%, from the first nine months of fiscal 1996. The decrease was primarily due to the restructuring charge described previously.

Interest expense increased as a result of increased short and long-term borrowings.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 28, 1997 was $225.3 million compared with $213.9 million at September 28, 1996. The current ratio was 1.99 to 1 and 2.42 to 1 at June 28, 1997 and September 28, 1996, respectively.

Accounts receivable increased mainly due to expanded sales in both domestic and international markets. Inventory increased primarily due to increasing sales, especially in international markets. Other current assets increased primarily due to the recording of a $10.5 million income tax receivable due to the overpayment of estimated taxes. Other assets increased primarily due to miscellaneous investments and capitalized costs.

The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $599.1 million on June 28, 1997, compared with $550.9 million on September 28, 1996. Long-term obligations represented 45.5% and 40.8% of total capitalization on June 28, 1997 and September 28, 1996, respectively.

Cash flows used for operating activities were $65.6 million in the first nine months of fiscal 1997 compared with $22.8 million in the first nine months of fiscal 1996. The change was primarily due to increases in operating assets.

The Company's capital budget for fiscal 1997 contemplates aggregate capital expenditures of approximately $65 million for the addition of cooking facilities at the Company's Indiana broiler complex, completion of the broiler complex near Henderson, Kentucky and upgrading and/or expansion of current production facilities and related equipment.

For the first nine months of fiscal 1997 and 1996, the Company had capital expenditures of $56.3 million and $115.1 million, respectively. Capital expenditures, in the first nine months of fiscal 1997, included the addition of cooking facilities at the Company's Indiana broiler complex, the continuing construction of a broiler complex near Henderson, Kentucky, the expansion and/or upgrading of other production facilities and related equipment and the expansion and/or upgrading of poultry grow-out facilities. The expansion of the Indiana facility to a more specialized plant was completed on April 1, 1997. The plant historically produced fresh cut-up chicken but is now marinating, breading and cooking chicken. The plant currently is processing 460,000 birds per week and is scheduled to produce 620,000 birds per week by November 1997. The Kentucky processing plant produces individually quick frozen, tray packed, deboned and marinated chicken products. The Kentucky complex is currently processing 650,000 birds per week and is scheduled to produce 1.3 million birds per week by November 1997. The Company experienced delays in the construction of grow-out houses in Kentucky due to bad weather which resulted in a lack of birds for processing. With improved weather and site conditions, construction has started again, and the Company is making progress in securing contract growers.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 30, 1996, the Company entered into a $200.0 million unsecured credit agreement that expires on June 30, 2000. At June 28, 1997, the Company had $63.2 million and $14.2 million outstanding in notes payable and letters of credit, respectively. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%.

The Company has three separate unsecured short-term credit agreements with financial institutions giving the Company the right to borrow up to $15.0 million each from two institutions and $10.0 million from the other. At June 28, 1997, the Company had $20.0 million outstanding under these agreements.

Total long-term obligations and current portion of long-term obligations increased $49.0 million due to the net effect of the following: 1) proceeds received on loans from insurance companies totaling $55.0 million and 2) normal debt payments.

On December 6, 1996, the Company borrowed $50.0 million under an unsecured term loan agreement from an insurance company at 6.97% due December 6, 2006. On April 11, 1997, $15.0 million in unsecured loans at 6.99% from insurance companies matured. These loans were rolled into new unsecured loans totaling $20.0 million from the same insurance companies at 6.99% due April 11, 2007. For the new loans, interest payments only will be due in the first three years. Beginning in the fourth year, quarterly principal and monthly interest payments will be due. Restrictions and covenants are substantially the same as those included in the $200.0 million unsecured credit agreement.

                            FORWARD LOOKING STATEMENT

Certain statements in this document constitute forward looking statements and involve risks, uncertainties and other factors which may cause the actual performance of the Company to be materially different from the performance expressed or implied by such statements. Such factors include, among others, market conditions and weather patterns that may affect the cost of grain, consumer demand for poultry products, the completion on schedule of capital projects planned or under construction, adverse publicity involving the Company or the poultry industry, the possibility of tariff law changes or other marketplace changes and restrictions directly affecting export sales, difficulties in assessing credit risks in sales to Russian customers and in collecting amounts owed, fluctuations in foreign exchange rates, and other risks commonly encountered in international trade.

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

         Item 5.   Other Information
                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit                                Sequentially
                   Number   Description of Exhibit        Numbered Page

                    4a      Restated Certificate of       Incorporated by
                            Incorporation of Hudson       reference from
                            Foods, Inc., Section 4        Registration
                                                          Statement No.33-15274

                    11      Calculation of earnings (loss)
                            per share                     Page 17

                    15      Letter regarding unaudited
                            interim financial information Page 18

                    27      Financial Data Schedule

             (b)  Reports on Form 8-K

                  The Company filed a Form 8-K with the Securities and Exchange Commission on July 11, 1997. The report included "Item 5. Other events". The other event was a press release issued by the Company on July 11, 1997 regarding a restructuring charge resulting from a reorganization of the Company's international division.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Hudson Foods, Inc.

         Date  July 30, 1997       Michael T. Hudson
                                   President and Chief Executive Officer

         Date  July 30, 1997       Charles B. Jurgensmeyer
                                   Chief Financial Officer

EXHIBIT 11
HUDSON FOODS, INC. AND SUBSIDIARIES
CALCULATION OF EARNINGS (LOSS) PER SHARE
(In thousands except per share data)
-------------------------------------------------------------------------------------------
                                                 Three Months Ended     Nine Months Ended
                                                 June 28,   June 29,   June 28,   June 29,
                                                   1997       1996       1997       1996
-------------------------------------------------------------------------------------------
Net income (loss)                                $(14,901)   $3,309      $960     $14,190
-------------------------------------------------------------------------------------------
PRIMARY EARNINGS (LOSS) PER SHARE:
  Weighted average number of common
      shares outstanding                           30,251    30,099    30,208      30,076
  Common stock equivalents:
    Dilutive options                                 --         310       263         328
-------------------------------------------------------------------------------------------
  Weighted average number of common
      and common equivalent shares                 30,251    30,409    30,471      30,404
-------------------------------------------------------------------------------------------
  Primary earnings (loss) per share                $(0.49)    $0.11     $0.03      $0.47
-------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS (LOSS) PER SHARE:
  Weighted average number of common
      shares outstanding                           30,251    30,099    30,208     30,076
  Common stock equivalents:
    Dilutive options                                 --         316       263        328
-------------------------------------------------------------------------------------------
  Weighted average number of common
      and common equivalent shares                 30,251    30,415    30,471     30,404
-------------------------------------------------------------------------------------------
  Fully diluted earnings (loss) per share          $(0.49)    $0.11     $0.03      $0.47
-------------------------------------------------------------------------------------------

      EXHIBIT 15
      HUDSON FOODS, INC. AND SUBSIDIARIES
      LETTER REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION

      Securities and Exchange Commission
      450 Fifth Street, N.W.
      Washington, D.C. 20549

      Re:   Hudson Foods, Inc.
            Registration on Forms S-8

      We are aware that our report dated July 23, 1997 on our review of the interim financial information of Hudson Foods, Inc. for the periods ended June 28, 1997 and June 29, 1996, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 (File nos. 33-36690 and 33-41839). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

      Coopers & Lybrand L.L.P.

      Tulsa, Oklahoma
      July 29, 1997