Form 10-Q/A
period 1997-06-28
HUDSON FOODS INC
filed 1997-12-03
CIK 786617

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

------------------------------------------------------------------------------

                                 FORM 10-Q/A
                                (MARK ONE)
        [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 28, 1997

                                    OR

        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from________________to_______________

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

------------------------------------------------------------------------------

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


PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in thousands)

                                                  June 28,     September 28,
                                                    1997           1996
                                                  --------     -------------

ASSETS:
Current assets:
  Cash and cash equivalents.....................  $  8,429       $  6,437
  Receivables, net..............................   117,182        108,792
  Inventory:
    Field inventory.............................    60,376         61,250
    Feed, eggs and other........................    37,278         32,273
    Finished products...........................   194,659        133,349
  Other.........................................    35,529         22,373
                                                  --------       --------
  Total current assets..........................   453,453        364,474
                                                  --------       --------
Property, plant and equipment, net of
  accumulated depreciation of $165,947
  and $150,745..................................   401,430        367,600
Excess cost of investment, net..................    13,697         14,119
Other assets....................................    35,499         28,549
                                                  --------       --------
Total assets....................................  $904,079       $774,742
                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................  $ 83,200       $     --
  Current portion of long-term obligations......    25,912         24,714
  Accounts payable..............................    59,328         69,552
  Accrued liabilities...........................    52,977         49,578
  Deferred income taxes.........................     6,741          6,741
                                                  --------       --------
  Total current liabilities.....................   228,158        150,585
                                                  --------       --------
Long-term obligations...........................   272,755        224,951
                                                  --------       --------
Deferred income taxes and deferred gain.........    76,864         73,286
                                                  --------       --------
Stockholders' equity:
  Common Stock:
    Class A, $.01 par value; 40,000,000 shares
      authorized; issued 21,503,975 and
      21,384,664 shares.........................       215            214
    Class B, $.01 par value; 40,000,000 shares
      authorized; issued and outstanding
      9,602,372 and 9,602,522 shares............        96             96
  Additional capital............................   160,191        159,314
  Retained earnings.............................   176,398        177,153
  Treasury stock, at cost (846,644 and
    877,196 Class A shares).....................   (10,598)       (10,857)
                                                  --------       --------
  Total stockholders' equity....................   326,302        325,920
                                                  --------       --------
Total liabilities and stockholders' equity......  $904,079       $774,742
                                                  ========       ========

 The accompanying notes are an integral part of the condensed consolidated financial statements.


HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands except per share data)



                               Three Months Ended       Nine Months Ended
                              --------------------    ----------------------
                              June 28,    June 29,      June 28,    June 29,
                                1997        1996          1997        1996
                              --------    --------    -----------  ----------

Sales.......................  $435,449    $337,234    $1,231,846   $1,008,205
Cost of sales...............   390,572     296,069     1,089,031      883,195
Gross profit................    44,877      41,165       142,815      125,010
Selling.....................    23,964      23,440        74,883       71,231
General and administrative..     8,207       8,542        24,222       23,871
International reorganization
  (Note 2)..................    33,336          --        33,336           --
Operating income (loss).....   (20,630)      9,183        10,374       29,908
Other expense:
  Interest, net.............     4,204       2,472         8,773        5,282
  Other.....................        --       1,306            --        1,306
                              --------    --------    ----------   ----------
  Total other expense.......     4,204       3,778         8,773        6,588
Income (loss) before income
  taxes.....................   (24,834)      5,405         1,601       23,320
Income tax expense (benefit)    (9,933)      2,096           641        9,130
                              --------    --------    -----------  ----------
Net income (loss)...........  $(14,901)   $  3,309    $      960   $   14,190
                              --------    --------    -----------  ----------
Earnings (loss) per share...  $  (0.49)   $   0.11    $     0.03   $     0.47
                              --------    --------    -----------  ----------
Shares used in earnings per
  share computations:
  Primary and fully diluted.    30,251      30,409        30,471       30,404
                              --------    --------    -----------  ----------
Dividends per share:
  Class A...................  $ 0.0200    $ 0.0200    $    0.0600  $   0.0600
  Class B...................  $ 0.0167    $ 0.0167    $    0.0501  %   0.0501
                              --------    --------    -----------  ----------
Sales Growth................      29.1%       10.3%          22.2%       17.6%
Margins (Percent of Sales):
  Gross profit..............      10.3%       12.2%          11.6%       12.4%
  Operating income (loss)...      (4.7)%       2.7%           0.8%        3.0%
  Income (loss) before
    income taxes............      (5.7)%       1.6%           0.1%        2.3%
  Net income (loss).........      (3.4)%       1.0%           0.1%        1.4%
                              ========    ========    ===========   =========

 The accompanying notes are an integral part of the condensed consolidated financial statements.


HUDSON FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                    Nine Months Ended
                                                 ------------------------
                                                  June 28,       June 29,
                                                    1997           1996
                                                 ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................... $    960       $ 14,190
  Items included in net income not requiring
    cash:
    Depreciation...............................    22,007         18,731
    Amortization...............................     1,028          1,035
    Deferred gain..............................    (1,503)        (1,696)
    Deferred income taxes......................     3,966          2,882
    International reorganization (Note 2)......    33,336             --
    Loss on sale of business...................        --          1,306
  Changes in operating assets and liabilities..  (125,359)       (59,291)
                                                 --------      ---------
  Cash flows used for operating activities.....   (65,565)       (22,843)
                                                 --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment....   (56,256)      (115,094)
  Disposition of property, plant and
    equipment, net.............................       419            987
  Funds received from trustee for capital
    project....................................        --         16,926
  Sale of business.............................        --         28,885
  Other........................................    (7,556)        (6,852)
                                                 --------      ---------
  Cash flows used for investing activities.....   (63,393)       (75,148)
                                                 --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Addition to (reduction of) notes payable.....    83,200        (12,300)
  Addition to long-term obligations............    55,000        120,000
  Reduction of long-term obligations...........    (5,998)        (5,479)
  Dividends....................................    (1,716)        (1,707)
  Exercise of stock options and other..........       464            222
                                                 --------      ---------
  Cash flows provided by financing activities..   130,950        100,736
                                                 --------      ---------
Increase in cash and cash equivalents..........     1,992          2,745
Cash and cash equivalents at beginning of
  period.......................................     6,437          2,159
                                                 --------      ---------
Cash and cash equivalents at end of period.....  $  8,429      $   4,904
                                                 ========      =========
Supplemental disclosure of cash flow
  information:
  Interest paid, net of amount capitalized.....  $ 10,194      $   5,744
  Income taxes paid............................  $ 11,604      $   8,523
                                                 ========      =========

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

Note 2. During the third quarter of fiscal 1997, the Company recorded a charge associated with a reorganization of its International Division, with particular emphasis placed on structural changes to its business in Russia, including reorganizing the Company's Russian market distribution system. Specifically, the Company elected to discontinue utilization of a Russian distributor to market its products throughout Russia and to begin to distribute its products directly to customers in Russia. The distributor previously accounted for the majority of the Company's sales in Russia. As part of the change, the Company incorporated in Russia and has initiated the expansion of marketing and other personnel in Russia. Associated with these changes, the Company recognized that receivables totaling $24.2 million and inventory of $9.1 million would not be recoverable. The charge associated with receivables has been included as a loss on international reorganization and the charge associated with inventory has been included as an increase in cost of sales in the accompanying statement of operations for the three and nine months ended June 28, 1997.

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

Cost of sales was $399.7 million for the third quarter of fiscal 1997, an increase of $103.6 million, or 35.0%, over the third quarter of fiscal 1996. As a percentage of sales, cost of sales was 91.8% and 87.8% in the third quarter of fiscal 1997 and fiscal 1996, respectively. The increase was primarily due to an increase in outside purchases, increased processing costs and the write-off of international inventory.

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

Gross profit was $35.7 million in the third quarter of fiscal 1997, a decrease of $5.4 million, or 13.2%, from the third quarter of fiscal 1996. As a percentage of sales, gross profit decreased to 8.2% in the third quarter of fiscal 1997 from 12.2% in the third quarter of fiscal 1996 due to the factors discussed above.

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

During the third quarter of fiscal 1997, the Company recorded a charge associated with a reorganization of its International Division. The reorganization placed particular emphasis on changes to the Company's Russian market distribution system. Specifically, the Company elected to discontinue its utilization of a Russian distributor to market its products throughout Russia and to begin to distribute its products directly to customers in Russia. The distributor previously accounted for the majority of the Company's sales in Russia. As part of the change, the Company incorporated in Russia and has initiated the expansion of marketing and other personnel in Russia. The Company believes that the reorganization will allow it to grow its customer base by distributing its products into the widespread geographic markets of Russia. The Company also believes that there are business opportunities in Russia and feels confident, under existing tariff laws, that the restructuring will allow its International Division to effectively compete in the Russian marketplace. Associated with these changes, the Company recognized that receivables of $24.1 million and inventory of $9.1 million would not be recoverable. The charge associated with receivables has been included as a loss on international reorganization and the charge associated with inventory has been included as an increase in cost of sales in the accompanying statement of operations.

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

Cost of sales was $1,098.2 million for the first nine months of fiscal 1997, an increase of $215.0 million, or 24.3%, over the first nine months of fiscal 1996. As a percentage of sales, cost of sales was 89.1% and 87.6% for the first nine months of fiscal 1997 and fiscal 1996, respectively. The increase primarily resulted from the net effect of higher feed and ingredient costs, an increase in outside purchases, higher processing costs, higher selling prices and the write-off of international inventory.

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

Gross profit was $133.7 million in the first nine months of fiscal 1997, an increase of $8.7 million, or 6.9%, from the first nine months of fiscal 1996. As a percentage of sales, gross profit decreased to 10.9% in the first nine months of fiscal 1997 from 12.4% in the first nine months of fiscal 1996 due to the factors discussed above.

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

During the third quarter of fiscal 1997, the Company recorded a charge associated with a reorganization of its International Division. The reorganization placed particular emphasis on changes to the Company's Russian market distribution system. Specifically, the Company elected to discontinue its utilization of a Russian distributor to market its products throughout Russia and to begin to distribute its products directly to customers in Russia. The distributor previously accounted for the majority of the Company's sales in Russia. As part of the change, the Company incorporated in Russia and has initiated the expansion of marketing and other personnel in Russia. The Company believes that the reorganization will allow it to grow its customer base by distributing its products into the widespread geographic markets of Russia. The Company also believes that there are business opportunities in Russia and feels confident, under existing tariff laws, that the restructuring will allow its International Division to effectively compete in the Russian marketplace. Associated with these changes, the Company recognized that receivables of $24.1 million and inventory of $9.1 million would not be recoverable. The charge associated with receivables has been included as a loss on international reorganization and the charge associated with inventory has been included as an increase in cost of sales in the accompanying statement of operations.

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

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit                                        Sequentially
         Number       Description of Exhibit            Numbered Page
         ---------------------------------------------------------------------

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


                                     Hudson Foods, Inc.

Date  December 3, 1997               Michael T. Hudson
                                     President and Chief Executive Officer

Date  December 3, 1997               Charles B. Jurgensmeyer
                                     Chief Financial Officer

EXHIBIT 11
HUDSON FOODS, INC. AND SUBSIDIARIES
CALCULATION OF EARNINGS (LOSS) PER SHARE

(in thousands except per share data)

                                Three Months Ended          Nine Months Ended
                              ---------------------       --------------------
                              June 28,      June 29,      June 28,    June 29,
                                1997          1996          1997        1996
                              --------      -------       -------      -------

Net income (loss)             $(14,901)     $ 3,309       $   960      $14,190
                              --------      -------       -------      -------
PRIMARY EARNINGS (LOSS)
    PER SHARE:
  Weighted average number of
    common shares outstanding   30,251       30,099        30,208       30,076
  Common stock equivalents:
    Dilutive options                --          310           263          328
  Weighted average number of
    common and common
    equivalent shares           30,251       30,409        30,471       30,404
                              --------      -------       -------      -------
   Primary earnings (loss)
    per share                 $  (0.49)     $  0.11       $  0.03      $  0.47
                              --------      -------       -------      -------

FULLY DILUTED EARNINGS (LOSS)
  PER SHARE:
  Weighted average number of
    common shares
    outstanding                 30,251       30,099        30,208       30,097
  Common stock equivalents:
    Dilutive options                --          316           263          328
  Weighted average number of
    common and common
    equivalent shares           30,251       30,415        30,471       30,404
                              --------      -------       -------      -------
  Fully diluted earnings
    (loss) per share          $  (0.49)     $  0.11       $  0.03      $  0.47
                              ========      =======       =======      =======




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

Tulsa, Oklahoma
December 2, 1997