Form 10-K
period 1997-09-27
HUDSON FOODS INC
filed 1997-12-10
CIK 786617

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
               For the fiscal year ended September 27, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

On December 1, 1997 there were outstanding 20,967,054 shares of the registrant's Class A common stock, $.01 par value, and 9,602,372 shares of the registrant's Class B common stock, $.01 par value. The Class B common stock is not registered or publicly traded, and its transferability is restricted.

The aggregate market value of the 19,891,610 shares of Class A common stock held by non-affiliates of the registrant as of December 1, 1997 was $375,454,139. The aggregate market value of the 2,372 shares of Class B common stock held by non-affiliates of the registrant on December 1, 1997 was $44,772, assuming that each share of Class B common stock has a market value equal to a share of Class A common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

                             (Not Applicable)


PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

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

The Company sold its Topeka and Wichita, Kansas luncheon meat plants and related brand names during fiscal 1996. The two plants produced ham, bacon and a variety of luncheon meats. The Company continues to produce luncheon meat products at its plant in Albert Lea, Minnesota.

In August 1997, the Company was requested by the United States Department of Agriculture ("USDA") to recall three days' production of raw ground beef products processed at its Columbus, Nebraska plant. The recall was requested because of concerns that such production might be subject to a form of E. coli bacterial contamination. It was recognized by the USDA that the contamination most likely originated at a Hudson supplier and not at the Company's state-of-the-art Nebraska facility. Subsequently, because of USDA concern that the E. coli contamination could have spread to additional days of production, the recall was expanded at the request of the USDA to include all raw ground beef products processed at the plant (the "Beef Recall"). The USDA's concern stemmed from an industry accepted practice of product rework. Because of the extent of the production affected by the precautionary recall, the Company determined to close the plant pending further review. In September 1997 the Company entered into an agreement, which was consummated in October 1997, to sell the plant and related assets. (See NARRATIVE DESCRIPTON OF BUSINESS)

In the wake of the Beef Recall and its potential to negatively impact the Company's other operations, the Company's senior management decided to explore merger discussions with Tyson Foods, Inc., ("Tyson"). After a series of meetings between senior management of both companies and their advisors, the Board of Directors met formally on the morning of September 4, 1997. By a unanimous vote of the members present, the Board of
Directors: 1) approved and adopted the Agreement and Plan of Merger ("Merger Agreement"), 2) recommended submission of the Merger Agreement for approval and adoption by the Company's stockholders and 3) recommended that the Company's stockholders vote "for" the proposal to approve and adopt the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, James T. Hudson entered into a Stock Voting Agreement ("Voting Agreement") with Tyson. The Voting Agreement states that Mr. Hudson will vote all shares of Class A and Class B common stock owned by him, to approve and adopt the Merger Agreement. The Voting Agreement will terminate on the earlier of : 1) the effective date of the merger or 2) the termination of the Merger Agreement in accordance with its terms. The Merger Agreement may be terminated under certain circumstances, including: 1) by either Tyson or the Company if the merger has not been consummated on or before February 28, 1998 and (2) by the Company if the Board of Directors of the Company reasonably determines, based on certain specified standards, that a written, unsolicited proposal or offer is made for a business combination or similar transaction with the Company which is more favorable to the Company and its stockholders than the merger with Tyson.

NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------
General
-------

The Company was established as a regional fully integrated poultry producer selling commodity-type products in the United States. As a fully integrated producer, the Company controls the breeding, hatching, growing, processing, packaging, marketing and distribution of its product lines.

The Company has changed dramatically since 1972 and is now a fully integrated producer of further-processed poultry and a processor of other meat products. The Company's products are produced at plants in several U.S. locations and sold domestically and internationally. According to industry statistics, the Company was the fifth largest poultry company, ranked by annual sales dollars, out of 43 companies that were surveyed.(1)

The Company has achieved sales growth through acquisitions, expansions, product line diversification, new product development and the development of an international customer base. The Company has also tried to stabilize its profit margins by shifting production to further-processed products and increasing sales to targeted large customers under supply and pricing arrangements.

Consistent with that strategy, the Company entered into a five-year, cost-plus agreement with Boston Chicken, Inc., a franchiser and operator of Boston Market foodservice stores specializing in complete meals featuring rotisserie roasted chicken. The original agreement, dated October 12, 1994, provided for two Hudson chicken processing plants (one in Dexter, Missouri and one near Henderson, Kentucky) to be cost-plus facilities for Boston Chicken. Subsequent to the original agreement, Boston Market significantly expanded the protein options on its menu. As a result, the Company and Boston Chicken amended the original purchase and supply agreement. Under the agreement, the Company is the Primary Supplier to Boston Market for turkey and ham. The Company also supplied meat loaf until its Columbus, Nebraska beef plant was sold.

The Company entered into a supply agreement dated April 26, 1994 with Restaurant Services, Inc., as purchasing agent for the Burger King system. The Burger King system committed to purchase, for a multi-year period, approximately one-third of the capacity of the Company's Columbus, Nebraska beef plant and had an option to buy more. Sales to the Burger King system were made based on a formula price plus raw material costs. In addition, the Company is a minority co-investor with Burger King Corporation and SBS Processing, Inc. in a similar beef processing plant in Petersburg, Virginia. In August 1997, as a result of the Beef Recall, Burger King publicly announced that it had decided not to purchase additional beef products from the Company and took steps to terminate its supplier agreement. Burger King acknowledged that there was no evidence that any contaminated product had been delivered to it and reported that the recall was a precautionary measure. The Company and Burger King have indicated they may have claims arising out of this series of events. Subsequently, the Company entered into an agreement to sell the Columbus, Nebraska plant and related assets. The sale was consummated in October 1997. The Company continues to sell chicken products to the Burger King system.
[FN]
------------
(1) Information contained in the October/November 1997 issue of "Poultry".


Products, Marketing and Customers
---------------------------------

The following table sets forth, for the periods indicated, the net sales for each of the Company's major product lines and the respective percentage of total sales.

                                                Fiscal Year Ended
-------------------------------------------------------------------------------------------
                          September 27, 1997    September 28, 1996    September 30, 1995
                                  Percentage            Percentage            Percentage
                           Net     of Total       Net    of Total      Net     of Total
                          Sales     Sales        Sales     Sales      Sales      Sales
-------------------------------------------------------------------------------------------
                                                   (In millions)
Chicken                   $1,018.6   61.2%       $  788.9     57.2%      $  648.3    54.0%
Portioned entrees            223.5   13.4           175.4     12.7          171.4    14.3
Turkey                       190.5   11.4           182.6     13.2          145.1    12.1
Beef                         104.0    6.3            90.3      6.6           37.3     3.1
Luncheon meats                75.3    4.5            94.2      6.8          159.0    13.2
Other(1)                      53.2    3.2            47.1      3.5           39.4     3.3
                          --------  ------       --------    ------       -------   ------
Totals                    $1,665.1  100.0%       $1,378.5    100.0%      $1,200.5   100.0%
                          --------  ------       --------    ------       -------   ------

------------
(1) Primarily includes sales of liquid and dried egg products, live birds, feed, transportation and miscellaneous product sales.

The following table sets forth for the periods indicated the net sales to each of the Company's customer groups and the respective percentage of total sales.

                                                Fiscal Year Ended
-------------------------------------------------------------------------------------------
                          September 27, 1997    September 28, 1996    September 30, 1995
                                  Percentage            Percentage            Percentage
                           Net     of Total       Net    of Total      Net     of Total
                          Sales     Sales        Sales     Sales      Sales      Sales
-------------------------------------------------------------------------------------------
                                                   (In millions)
Foodservice               $  425.9   25.6%       $  350.3     25.4%      $  324.5    27.0%
Club stores                  281.3   16.9           250.2     18.2          184.4    15.4
Retail                       561.4   33.7           487.1     35.3          506.2    42.2
International                333.6   20.0           241.1     17.5          139.2    11.6
Other                         62.9    3.8            49.8      3.6           46.2     3.8
                          --------  ------       --------    ------       -------   ------
Totals                    $1,665.1  100.0%       $1,378.5    100.0%      $1,200.5   100.0%
                          --------  ------       --------    ------       -------   ------


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

The Company's products are sold internationally to wholesalers under the Hudson[Registered], Delightful Farms[Registered] and Pierre[Trademark] brand names and also private labels.

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

Chicken. The Company offers a wide variety of further-processed chicken products including: cooked and uncooked individually frozen boneless and bone-in chicken pieces; marinated whole chicken; breaded and fried chicken breast patties, tenderloins and nuggets; buffalo-style wings and barbecued chicken. These products are sold to retail, foodservice, club store, international and other customers under the Hudson[Registered] and Delightful Farms[Registered] brand names. In addition to further-processed products, the Company sells chill-packed and ice-packed chicken parts and whole birds. The chill-packed products are sold to retail and foodservice outlets under the Hudson[Registered] brand name and private labels. The ice-packed products are sold in bulk to retail and foodservice outlets.

Turkey. The Company offers a full line of further-processed turkey products which includes smoked turkey, turkey sausage, turkey pastrami, turkey salami, turkey bologna and turkey ham sold under the Hudson[Registered] brand name. The Company also sells a premium, fully cooked turkey breast produced in a variety of flavors and sold under the Gourmet Recipe[Registered] line. Another major turkey product is raw marinated breasts sold under the Carving Station[Trademark] line. The Company's turkey products are sold primarily to retail, foodservice and international customers.

Portioned Entrees. The Company offers a full line of portion-controlled products including: flame-broiled chicken, beef, turkey and pork patties; wrapped microwaveable sandwiches; sausage patties and links; country-fried steak; chicken nuggets; unbreaded char-broiled chicken; beef and pork fingers; pizza; potato skin kits; chicken fajita kits and flavored chicken wings. The Company's portioned entree products are primarily sold to domestic retail, foodservice and club store customers, but some portioned entree products are also sold to international wholesalers. Foodservice customers buying portioned entree products primarily include restaurants, cafeterias, schools, colleges, health-care facilities, vending machine operators and sandwich makers that service convenience stores. The Company is one of the nation's largest processors of USDA commodity beef and pork into further-processed products for school lunch programs. The portioned entree products are primarily marketed under the Pierre[Trademark] and Hudson[Registered] brand names and also under the Classic Seasons[Registered], Rib-B-Q[Registered], and Fast Choice[Registered] product lines.

Beef. During fiscal 1997, the Company sold raw hamburger patties mainly to a large foodservice customer. In addition, the Company sold patties and chub packages to other foodservice, club store, retail and international customers. Due to the sale of the Company's Columbus, Nebraska beef facility in October 1997, the Company no longer produces raw beef products.

Luncheon Meats. The Company's luncheon meat products include sandwich meats, wieners, sausage, turkey hams, and miscellaneous chicken and turkey products. The Company's luncheon meat products are primarily sold to retail, club store, foodservice and international customers under the Schweigert[Registered] and Hudson[Registered] brand names as well as various private labels.

International Sales
-------------------

The Company's products are sold internationally through sales offices located in Rogers, Arkansas; Miami, Florida; Gdynia, Poland and Moscow, Russia. International sales accounted for 20.0% of the Company's total sales during fiscal 1997. The Company's products are sold primarily to wholesalers in Russia, Eastern Europe, Asia and Latin America. The majority of these sales are chicken leg quarters in Russia and Poland, but the Company also sells other items such as hot dogs and turkey products. The loss of sales to Russia could have a material adverse effect on the Company.

During fiscal 1997, the Company recorded charges associated with a reorganization of its International Division. The reorganization placed particular emphasis on structural changes to the Company's Russian market distribution system. Specifically, the Company elected to discontinue its utilization of a Russian distributor to market its products throughout Russia and began to distribute its products directly to customers in Russia. The distributor previously accounted for the majority of the Company's sales in Russia. As part of the change, the Company incorporated a subsidiary in Russia and has initiated the expansion of marketing and other personnel in Russia. The Company believes that the reorganization will allow it to grow its customer base by distributing its products into the widespread geographic markets of Russia. Associated with these changes, the Company recognized that receivables of $24.2 million and inventory costs of $14.0 million would not be recoverable. The charge associated with receivables was reported as a loss on international reorganization and the charge associated with inventory has been included in cost of sales in the accompanying statement of operations. The Company also recorded international bad debt expense of $11.0 million that was included in selling expense.

Major Customers
---------------

The Company's sales to Wal-Mart Stores, Inc. ("Wal-Mart") in fiscal 1997 constituted approximately 17.9% of total sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1997. Sales to the Company's next largest customers, a Russian wholesaler, the Burger King system and Boston Chicken were approximately 5.6%, 5.3% and 3.9%, respectively, of total sales in 1997. The loss of any large customers could have a material adverse effect on the Company. Due to the sale of the Company's beef operation, the Company no longer sells beef patties to the Burger King system but continues to sell them chicken products. Beef sales to Burger King were 3.3% of total sales in fiscal 1997.

Competition
-----------

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

The Company's portioned entree and luncheon meat product lines compete with regional and national meat processing companies, some of which are divisions of fully integrated companies. Price, product quality, product development, brand identification and customer service are important factors in the business.

Regulation
----------

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

In August 1997, the Company recalled all ground beef products produced at its Columbus, Nebraska facility. The recall resulted from a USDA investigation into reports of possible product contamination. Due to the Beef Recall, the Company suspended production at the Columbus, Nebraska facility and subsequently entered into an agreement, which was consummated in October 1997, to sell the plant and related assets.

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

Employees and Labor Relations
-----------------------------

As of September 27, 1997, the Company employed 12,473 persons. Generally, the Company believes that relations with its employees are good.

Approximately 6,350 of the Company's employees are represented by the United Food and Commercial Workers, the United Steelworkers, the Glass, Molders, Pottery, Plastics and Allied Workers, or the Teamsters. The collective bargaining agreements covering such employees have terms that expire at various dates between November 1998 and December 2001. The Company has not experienced any strikes or work stoppages that have had a material impact on operations.

ITEM 2. PROPERTY
        --------
General
-------

The Company believes that its facilities are generally in good condition and suitable for their current purposes. The Company regularly engages in construction and other capital improvement projects intended to expand and improve the efficiency of its processing and support facilities.

The Company's chicken facilities were approximately 80% utilized in fiscal 1997. The Company's portioned entree, luncheon meat and turkey facilities were generally 90% to 100% utilized in fiscal 1997. The Company's beef facility was approximately 57% utilized in fiscal 1997.

The Company's Hope, Arkansas, Springfield, Missouri and Cincinnati, Ohio facilities are subject to mortgages or deeds of trust.

Plants and Facilities
---------------------

Chicken. The Company's chicken operations include breeding, hatching, rearing, ingredient procurement, feed formulation and milling, veterinary and other technical services, processing and related transportation and delivery services. The Company both owns farms and contracts with independent growers to maintain the Company's flocks of breeder chickens, which lay eggs. The Company transfers the eggs to its hatcheries. The newly hatched broiler chicks are then delivered to independent contract growers or Company-owned farms where they are raised until they reach processing weight, usually within seven weeks. During the growout period, the Company provides growers with feed and other items, as well as supervisory and technical assistance. The broilers are then transported by Company trucks to its processing plants. The Company operates seven chicken processing plants devoted to various phases of slaughtering, dressing, cutting, deboning, further-processing and packaging. These processing plants are located in Hope, Arkansas; Berlin, Maryland; Noel, Missouri; Albertville, Alabama; Dexter, Missouri; Corydon, Indiana and Henderson, Kentucky. The Company operates seven feed mills, nine broiler hatcheries and five protein facilities.

The Company's current processing capacity is approximately 8.0 million chickens per week. During fiscal 1997, the Company processed a weekly average of 6.2 million chickens per week, yielding approximately 1.2 billion pounds.

The Company began processing chickens at its newly constructed Henderson, Kentucky complex in July 1996. The complex includes a feed mill, hatchery, processing plant and protein plant. At the end of fiscal 1997, the Company was processing approximately 900,000 chickens per week at the Kentucky processing plant and has plans to increase production to 2.0 million chickens per week.

Turkey. The Company is a fully integrated turkey processor. The Company's turkey operations include similar processes as discussed above for chicken. The Company operates two turkey processing facilities in Springfield, Missouri. One is a basic processing plant and the other is a further-processing plant. These facilities have an annual production capacity of approximately 200.0 million pounds. During fiscal 1997, the Company produced approximately 196.8 million pounds of turkey products. In addition, the Company operates one feed mill and two hatcheries.

Portioned Entrees. The Company produces its portioned entree products at plants in Cincinnati, Ohio and Caryville, Tennessee, which have an annual production capacity of approximately 120.0 million pounds. During fiscal 1997, the Company produced approximately 111.0 million pounds of portioned entree products.

Beef. The Company completed the construction of a beef processing plant in Columbus, Nebraska in February 1995. The annual production capacity was approximately 190.0 million pounds. During fiscal 1997, the Company produced approximately 109.0 million pounds of beef products. The plant was originally designed to process hamburger patties primarily for the Burger King system. However, the plant was subsequently expanded to allow for additional capacity to serve other customers. After the Beef Recall, the Company entered into an agreement to sell this plant and its related assets which was consummated in October 1997.

Luncheon Meat. The Company's luncheon meat plant is located in Albert Lea, Minnesota. The plant's annual production capacity is approximately 61.0 million pounds. During fiscal 1997, the Company produced approximately
58.7 million pounds of luncheon meat products.

Other. The Company has a feed mill and an egg breaking plant in Social Circle, Georgia that produces liquid and dried egg products.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

On July 22, 1997 the United States Department of Labor-Occupational Safety and Health Administration ("OSHA") issued to Hudson four citations with penalties totaling $332,500 for alleged violations of OSHA regulations at the Company's Noel, Missouri poultry processing facility. The citations followed a six month investigation of the facility which stemmed from allegations filed with OSHA by a local union. Hudson strongly denies the alleged violations and has filed a notice of contest with the OSHA Review Commission. The Company recorded an expense of $332,500 in fiscal 1997 for the penalties associated with these violations.

On July 28, 1997 Hudson received notice from the United States Department of Justice ("DOJ") that it was prepared to bring an action against Hudson for alleged violation of the Clean Water Act at the Company's Berlin, Maryland poultry processing facility. The DOJ alleged that over the past five years, Hudson had repeatedly discharged pollutants in quantities in excess of its National Pollutant Discharge Elimination System ("NPDES") permit, violated monitoring and sampling requirements of its NPDES permit and failed to provide notice of NPDES violations. On September 19, 1997, Hudson entered into an agreement in principle with the DOJ for settlement of these claims. While denying all liability, Hudson agreed to the entry of a consent decree that provides for payments to the United States totaling $4.0 million and additional expenditures by the Company for supplemental environmental projects in the amount of $2.0 million. The settlement remains subject to final approval by senior governmental officials and the federal courts. The Company recorded a special charge of $4.0 million in fiscal 1997 associated with this payment to the United States.

In August 1997, Hudson was requested by the USDA to recall three days' production of raw ground beef products processed at its Columbus, Nebraska plant. The recall was requested because of concerns that such production might be subject to a form of E. coli bacterial contamination. It was recognized by the USDA that the contamination most likely originated at a Hudson supplier and not at Hudson's state-of-the-art Nebraska facility. Subsequently, because of USDA concern that the E. coli contamination could have spread to additional days of production, the recall was expanded at the request of the USDA to include all raw ground beef products processed at the plant. The USDA's concern stemmed from an industry accepted practice of product rework. Because of the extent of the production affected by the precautionary recall, the Company determined to close the plant pending further review. Following the announcement of the expanded recall, the Company's primary customer for frozen beef patties publicly announced that it had decided not to purchase additional beef products from the Company even though the customer acknowledged that there was no evidence that any contaminated product had been delivered to it and was aware that the recall was a precautionary measure.

On September 12, 1997 the Marvin Asnes Trust, (the "Asnes Trust"), which purports to be a stockholder of the Company, filed a stockholder derivative action against the directors of the Company in the United States District Court for the Southern District of Florida in which the Company was named as a nominal defendant. Among other remedies, the Asnes Trust is seeking unspecified damages. The action is related to the Beef Recall. The derivative complaint alleges that the Company's directors breached their fiduciary duties by, among other things, failing to adequately exercise quality control standards and procedures at the Company's Columbus, Nebraska facility. The Company believes that these allegations are without merit and intends to vigorously defend against the action. Regardless of the outcome, the Company does not expect that the action will have any adverse impact on its financial condition, future operating results or liquidity.

In September 1997, the Company learned that the United States Attorney for the District of Nebraska had begun an investigation into activities involving the recall of beef products from the Columbus, Nebraska facility. The Company is cooperating with this investigation and believes that it has been in full compliance at all times with the law.

Certain parties affected by the Company's Beef Recall have notified the Company that they may make claims against the Company for damages sustained as a result of the Beef Recall. On November 3, 1997, Todd Allen McDonald brought an action against the Company on his own behalf (amended November 21, 1997 to add eight additional plaintiffs) and purportedly on behalf of others similarly situated in the Chancery Court of Pulaski County, Arkansas. The action alleges, among other things, that the Company was negligent and failed to exercise ordinary care at its Columbus, Nebraska plant and seeks, among other remedies, unspecified damages. No other product liability suits have been filed against the Company as a result of the Beef Recall, although the Company is evaluating consumer complaints communicated through the Company's telephone hotline or by mail. With respect to the parties alleging sickness, the Company's product liability insurance is anticipated to cover any losses beyond the Company's deductible. Investigation of these matters is generally in the preliminary stages. The Company, after consultation with its attorneys, is unable to reasonably estimate the extent of the Company's liability, if any, at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

Common Stock
------------

The Company's certificate of incorporation permits the issuance of up to 40,000,000 shares each of Class A common stock, $.01 par value, and Class B common stock, $.01 par value. On December 1, 1997, there were 21,813,519 shares of Class A common stock issued (including 846,465 shares held in treasury) and 9,602,372 shares of Class B common stock issued and outstanding. The Transfer Agent and Registrar for both classes of common stock is ChaseMellon Shareholder Services of Los Angeles, California.

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

On December 1, 1997, the 20,967,054 shares of Class A common stock then outstanding were held by approximately 1,040 holders of record (excluding persons holding shares in nominee names).

The Company's Class A common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "HFI." The following table sets forth the quarterly high and low sales prices for the Class A common stock as reported on the NYSE.

                                              High        Low
                                              ----        ---
Fiscal 1996
-----------
First Quarter................................ 17 1/2     13 5/8
Second Quarter .............................. 18 1/8     12 3/4
Third Quarter................................ 15 1/8     11 1/2
Fourth Quarter............................... 14 1/2     12 1/8

Fiscal 1997
-----------
First Quarter................................ 18 3/4     13 1/2
Second Quarter............................... 21 1/4     15 7/8
Third Quarter................................ 17 3/8     14
Fourth Quarter............................... 21 5/8     14 1/8

Fiscal 1998
-----------
First Quarter (through December 1, 1997)..... 21 5/8 18 1/8

The Class B common stock is not traded on the NYSE or any other exchange, and the Company is not aware of any public market for such shares. On November 18, 1997, 9,602,372 shares of Class B common stock were outstanding and were held by approximately 18 holders of record. James T. Hudson beneficially owns 99.9 percent of the outstanding Class B common stock.

Dividend Policy
---------------

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


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

FIVE-YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share data)        1997           1996           1995            1994         1993
-----------------------------------------------------------------------------------------------------------------------
Operating data:
  Sales                                         $1,665,105      $1,378,474     $1,200,512      $1,040,840    $920,545
  Cost of sales                                  1,490,550       1,211,556      1,023,959         885,248     802,002
  Gross profit                                     174,555         166,918        176,553         155,592     118,543
  Selling                                          111,632          94,805         82,945          78,698      63,926
  General and administrative                        32,527          32,240         29,211          25,755      20,695
  International reorganization                      24,195               -              -               -           -
  Other special charges                             28,292               -              -               -           -
  Operating income (loss)                          (22,091)         39,873         64,397          51,139      33,922
  Interest, net                                     13,364           5,789          1,845           6,152       7,975
  Interest on tax settlement                             -               -          4,500               -           -
  Other, net                                          (881)         (4,246)        (2,190)              -         530
  Income (loss) before income taxes
     and extraordinary item                        (34,574)         38,330         60,242          44,987      25,417
  Income tax expense (benefit)                     (13,329)         15,332         24,484          17,995       9,512
  Income (loss) before extraordinary item          (21,245)         22,998         35,758          26,992      15,905
  Net income (loss)                                (21,245)         22,998         35,758          26,992      15,905
Per share data:
  Primary earnings (loss) per share
     before extraordinary item                      $(0.70)           $.76          $1.21           $1.08        $.67
  Primary earnings (loss) per share                  (0.70)            .76           1.21            1.08         .67
  Fully diluted earnings (loss) per share
     before extraordinary item                       (0.70)            .76           1.21            1.08         .67
  Fully diluted earnings (loss) per share            (0.70)            .76           1.21            1.08         .67
  Dividends declared per Class A common share         .080            .080           .080            .080        .080
  Dividends declared per Class B common share         .067            .067           .067            .067        .067
  Stockholders' equity per share                      9.98           10.82          10.14            8.30        7.17
Financial data:
  Working capital                                 $212,956        $213,889       $180,458        $100,096    $103,811
  Capital expenditures                              66,735         139,387         73,314          49,161      21,453
  Property, plant and equipment, net               389,031         367,600        275,624         229,050     205,613
  Total assets                                     887,026         774,742        623,541         473,180     416,503
  Long-term obligations less current portion       269,316         224,951        129,973          75,169      88,985
  Total debt                                       294,992         249,665        151,015          97,078      94,070
  Stockholders' equity                             304,109         325,920        304,349         209,189     173,902
  Depreciation and amortization                     33,009          26,703         25,137          22,279      22,943
Statistical data:
  Sales growth                                       20.8%            14.8%          15.3%           13.1%       13.8%
  Return on sales (net margin)                       (1.3)             1.7            3.0             2.6         1.7
  Return on average stockholders' equity             (6.7)             7.3           13.9            14.1        10.3
  Current ratio                                    1.90:1           2.42:1         2.55:1          1.87:1      2.28:1
  Long-term obligations to total capitalization      47.0%            40.8%          29.9%           26.4%       33.8%
  Shares used in primary earnings
     per share computation (000's)                 30,234           30,401         29,494          24,948      23,627
  Shares used in fully diluted earnings
     per share computation (000's)                 30,234           30,401         29,494          25,099      23,627
  Shares outstanding at year-end (000's)           30,462           30,110         30,019          25,203      24,261
  Stockholders of record                            1,129            1,332          1,433           1,316       1,402
  Number of employees                              12,473           11,470         10,303           8,911       8,554
  Class A common stock price (high-low)    $21 5/8-13 1/2   $18 1/8-11 1/2     $20-12 3/4   $16 3/4-7 1/8   $10 1/4-5


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

GENERAL
-------

Historically, the Company's operating results have been heavily influenced by two factors: the cost of feed grains and commodity-based finished product prices. These two factors have fluctuated significantly and independently. In recent years the Company has undertaken a business strategy to increase the production and sale of further-processed products and increase sales to large customers such as club store and foodservice chains. In 1997, one such customer accounted for approximately 17.9% of total sales. This strategy helps decrease the proportion of feed grain costs to total cost of sales, which reduces the impact of commodity cost fluctuations. In addition, the sales prices of further-processed products are less sensitive to commodity price fluctuations. Even so, a material increase in feed costs or a material decrease in finished product prices could have an adverse effect on the Company, but management believes that the implementation of this strategy has reduced the Company's vulnerability to such price fluctuations.

The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

The Company is currently in the process of evaluating options for replacing financial and operational software. The year 2000 issue is within the scope of this process and will be considered and addressed as software is upgraded or replaced over the next two years.

DISCUSSION OF OPERATIONS
------------------------

Fiscal 1997 Compared with Fiscal 1996

Sales from the Company's operations were approximately $1.7 billion for fiscal 1997, an increase of $286.6 million, or 20.8%, over fiscal 1996. International sales were 20.0% and 17.5% of fiscal 1997 and 1996 sales, respectively. The Company's primary international markets are Russia, Eastern Europe, Asia and Central America. The main products sold into international markets were chicken leg quarters, chicken paws and turkey thigh meat. The Company's four main customer groups are: foodservice, club stores, retail and international. The sales increase primarily resulted from the following:

        o Chicken sales increased 29.1% to $1,018.6 million in fiscal 1997 from $788.9 million in fiscal 1996 primarily due to a 21.9% increase in volume and a 5.9% increase in selling prices. Sales in all four customer groups increased due to continuing consumer demand for chicken products. Selling prices were strong due to high customer demand.

        o Portioned entree sales increased 27.5% to $223.5 million in fiscal 1997 from $175.4 million in fiscal 1996 mostly due to a 28.5% increase in volume. The volume increase was primarily due to expanded sales in all four customer groups, especially foodservice customers.

        o Turkey sales increased 4.3% to $190.5 million in fiscal 1997 from $182.6 million in fiscal 1996 mainly due to a 5.0% increase in selling prices. The Company has changed its production emphasis from whole birds to further-processed products that command higher selling prices.

        o Beef sales were $104.0 million in fiscal 1997 compared with $90.3 million in fiscal 1996 due to a 10.4% increase in volume and a 4.3% increase in selling prices. The volume increase was due to increased sales to retail, club and international customers. Selling prices increased due to increased raw material costs. The Company sold its beef processing facility and related assets in October 1997.

        o Luncheon meat sales decreased 20.1% to $75.3 million in fiscal 1997 from $94.2 million in fiscal 1996 largely due to a 24.7% decrease in volume offset by a 6.1% increase in selling prices. The volume decrease was due to the December 29, 1995 sale of the Company's Topeka, Kansas luncheon meat plant and its related brand names, and the closing and subsequent sale of its Wichita, Kansas luncheon meat plant. The Company continues to produce luncheon meat products at its plant in Albert Lea, Minnesota.

Cost of sales was approximately $1.5 billion for fiscal 1997, an increase of $279.0 million, or 23.0%, over fiscal 1996. As a percentage of sales, cost of sales increased to 89.5% in fiscal 1997 from 87.9% in fiscal 1996. This increase was primarily due to an increase in outside purchases of birds, higher processing costs and the write-down of international inventory.

Feed and ingredient costs, as a percentage of sales, were 23.7% for fiscal 1997 and 26.6% for fiscal 1996. Due to a lack of birds for processing at the Company's new Kentucky plant, additional birds were purchased from outside sources which caused costs to shift from feed and ingredients to outside purchases.

Gross profit was $174.6 million in fiscal 1997, an increase of $7.6 million, or 4.6%, over fiscal 1996.

Selling and general and administrative expenses were $144.2 million in fiscal 1997, an increase of $17.1 million, or 13.5%, over fiscal 1996. As a percentage of sales, selling and general and administrative expenses decreased to 8.7% in fiscal 1997 from 9.2% in fiscal 1996. Fiscal 1997 selling expense includes $11.0 million bad debt expense resulting from the write-off of international receivables.

During fiscal 1997, the Company recorded charges associated with a reorganization of its International Division. The reorganization placed particular emphasis on changes to the Company's Russian market distribution system. Specifically, the Company elected to discontinue its utilization of a Russian distributor to market its products throughout Russia and began to distribute its products directly to customers in Russia. The distributor previously accounted for the majority of the Company's sales in Russia. As part of the change, the Company incorporated a subsidiary in Russia and has initiated the expansion of marketing and other personnel in Russia. The Company believes that the reorganization will allow it to grow its customer base by distributing its products into the widespread geographic markets of Russia. Associated with these changes, the Company recognized that receivables of $24.2 million and inventory costs of $14.0 million would not be recoverable. The charge associated with receivables was reported as a loss on international reorganization and the charge associated with inventory has been included in cost of sales in the accompanying statement of operations. The Company also recorded international bad debt expense of $11.0 million that was included in selling expense.

During the fourth quarter of fiscal 1997, the Company recorded other special charges of $28.3 million comprised of the following:

        In August 1997, the Company recalled all ground beef products produced at its Columbus, Nebraska facility as the result of a USDA investigation into reports of possible product contamination. Due to the Beef Recall, the Company closed the Columbus, Nebraska facility in August 1997 and entered into an agreement on September 25, 1997, which was consummated on October 2, 1997, to sell the plant and related assets. As a result of the Beef Recall the Company recorded other special charges of $12.5 million representing inventory write-downs, freight, storage, product handling costs and customer refunds. The Company believes that all recalled products have been returned and are being held in storage pending receipt of USDA disposal guidelines. The only additional charges expected to be incurred are storage expenses until the product is destroyed. The loss associated with the sale of the Company's beef operations was $11.8 million comprised of an approximate $4.4 million reduction of investment in the plant and associated assets to the amount realized on the sale, approximately$3.6 million related to costs incurred during the shut-down period (salaries, workers' compensation costs, rental expense and other operating expenses incurred in August and September 1997), approximately $3.2 million of loss on a minority investment in a similar beef processing facility and approximately $600,000 of other related costs. Operating loss for the Nebraska facility totaled approximately $917,000 for the year ended September 27, 1997, excluding the $12.5 million costs related to the recall and the $11.8 million loss on the sale.

        The Company also recorded other special charges of $4.0 million which were for cash payments to be made to the United States as a result of an agreement between the Company and the Department of Justice for claims of violations of the Clean Water Act.

        Certain parties affected by the Company's Beef Recall have notified the Company that they may make claims against the Company for damages sustained as a result of the Beef Recall. On November 3, 1997, Todd Allen McDonald brought an action against the Company on his own behalf (amended November 21, 1997 to add eight additional plaintiffs) and purportedly on behalf of others similarly situated in the Chancery Court of Pulaski County, Arkansas. The action alleges, among other things, that the Company was negligent and failed to exercise ordinary care at its Columbus, Nebraska plant and seeks, among other remedies, unspecified damages. No other product liability suits have been filed against the Company as a result of the Beef Recall, although the Company is evaluating consumer complaints communicated through the Company's telephone hotline or by mail. With respect to the parties alleging sickness, the Company's product liability insurance is anticipated to cover any losses beyond the Company's deductible. Investigation of these matters is generally in the preliminary stages. The Company, after consultation with its attorneys, is unable to reasonably estimate the extent of the Company's liability, if any, at this time.

Operating loss was $10.3 million in fiscal 1997, a decrease of $50.2 million, or 125.8%, from fiscal 1996. The decrease was mainly due to the international reorganization and special charges described previously.

Interest expense increased as a result of increased short and long-term borrowings.

Other expense of $10.9 million for fiscal 1997 was principally due to the Beef Recall discussed above. As a result of the recall, the Company suspended production at its Columbus, Nebraska facility and subsequently entered into an agreement, which was consummated in October 1997, to sell the plant and related assets. The expense recorded was based upon the proceeds of the sale and the costs incurred during the shut-down period.

Fiscal 1996 Compared with Fiscal 1995

Sales from the Company's operations were $1.4 billion for fiscal 1996, an increase of $178.0 million, or 14.8%, over fiscal 1995. International sales were 17.5% and 11.6% of fiscal 1996 and 1995 sales, respectively. The sales increase primarily resulted from the following:

        o Chicken sales increased 21.7% to $788.9 million in fiscal 1996 from $648.3 million in fiscal 1995 primarily due to an 18.6% increase in volume and a 2.6% increase in selling prices. The volume increase was essentially due to increased sales in international markets, especially Russia and Eastern Europe, and increased domestic consumer demand for chicken products.

        o Turkey sales increased 25.8% to $182.6 million in fiscal 1996 from $145.1 million in fiscal 1995 mainly due to a 23.1% increase in volume and a 2.2% increase in selling prices. The Company expanded its sales of turkey in international markets and also to foodservice customers.

        o Portioned entree sales increased 2.3% to $175.4 million in fiscal 1996 from $171.4 million in fiscal 1995 mostly due to a 2.9% increase in volume offset by a slight decrease in selling prices. The volume increase was primarily due to increased sales to vending, convenience stores and club stores. Portioned entrees had begun to see benefits from changes to its customer base and the introduction of new product lines.

        o Beef sales were $90.3 million in fiscal 1996 compared with $37.3 million in fiscal 1995. The Company's beef plant in Columbus, Nebraska began production in February 1995. In fiscal 1996, the Company produced beef patties primarily for a large restaurant chain but also produced patties and chub packages for club stores, retail outlets and international sales.

         o Luncheon meat sales decreased 40.7% to $94.2 million in fiscal 1996 from $159.0 million in fiscal 1995 largely due to a 45.0% decrease in volume offset by a 7.7% increase in selling prices. The volume decrease was due to the December 29, 1995 sale of the Company's Topeka, Kansas luncheon meat plant and its related brand names, and the closing and subsequent sale of its Wichita, Kansas luncheon meat plant. The Company continued to produce luncheon meat products at its plant in Albert Lea, Minnesota.

Cost of sales was $1.2 billion for fiscal 1996, an increase of $187.6 million, or 18.3%, over fiscal 1995. As a percentage of sales, cost of sales increased to 87.9% in fiscal 1996 from 85.3% in fiscal 1995. This increase was primarily due to increases in volume and higher feed and ingredient costs that resulted from extremely high grain markets. Feed and ingredient costs increased to 26.6% of sales in fiscal 1996 from 19.3% in fiscal 1995.

Gross profit was $166.9 million in fiscal 1996, a decrease of $9.6 million, or 5.5%, from fiscal 1995.

Selling and general and administrative expenses were $127.0 million in fiscal 1996, an increase of $14.9 million, or 13.3%, over fiscal 1995. As a percentage of sales, selling and general and administrative expenses decreased to 9.2% in fiscal 1996 from 9.3% in fiscal 1995.

Operating income was $39.9 million in fiscal 1996, a decrease of $24.5 million, or 38.1%, from fiscal 1995. The decrease was mainly due to higher feed and ingredient costs described previously.

Interest expense increased as a result of $120 million and $75 million of long-term borrowings made in fiscal 1996 and 1995, respectively.

Other income for fiscal 1996 was primarily composed of a gain of $7.5 million resulting from insurance proceeds received in excess of the book value of assets destroyed by fire. That gain was offset by a loss of $1.3 million resulting from the sale of the Topeka and Wichita, Kansas luncheon meat assets and related brand names.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at September 27, 1997 was $213.0 million compared with $213.9 million at September 28, 1996 and the current ratio was 1.90 to 1 and 2.42 to 1 at September 27, 1997 and September 28, 1996, respectively.

Accounts receivable and inventories increased mainly due to expanded sales in both international and domestic markets. Other current assets increased primarily due to: (i) $31.0 million of grower facility construction costs incurred by the Company under agreements with individual growers whereby the growers purchase the facilities at the Company's cost upon completion and (ii) $10.3 million of assets held for sale associated with the Company's sale of its Columbus, Nebraska beef facility which was consummated in October 1997. Accrued liabilities increased primarily due to $6.3 million expenses associated with the hamburger recall and $4.0 million to be paid to the United States as a result of an agreement between the Company and the DOJ for claims of violations of the Clean Water Act.

The Company's total capitalization, as represented by long-term obligations plus stockholders' equity, was $573.4 million on September 27, 1997, compared with $550.9 million on September 28, 1996. Long-term obligations represented 47.0% and 40.8% of total capitalization on September 27, 1997 and September 28, 1996, respectively.

Cash flows used for operations were $46.9 million for fiscal 1997 compared with cash flows provided by operations of $10.1 million for fiscal 1996. The change was primarily due to the net loss and increases in operating assets.

The Company's capital budget for fiscal 1998 contemplates aggregate capital expenditures of approximately $45 million for normal improvements to current production facilities and related equipment. The capital expenditures have been and will continue to be financed by operations, borrowings and lease arrangements.

For fiscal 1997 and 1996, the Company had capital expenditures of $66.7 million and $139.4 million, respectively. Capital expenditures for fiscal 1997 included the construction of a chicken complex near Henderson, Kentucky and the expansion and/or upgrading of existing production facilities and related equipment. The Company began processing chickens at its newly constructed Henderson, Kentucky complex in July 1996. The complex includes a feed mill, hatchery, processing plant and protein plant. At the end of fiscal 1997, the Company was processing approximately 900,000 chickens per week at the Kentucky processing plant and has plans to increase production to 2.0 million chickens per week.


Historically, the Company's operations have been financed through internally generated funds, borrowings, lease arrangements and the issuance of common stock. On April 30, 1996, the Company entered into a $200.0 million unsecured credit agreement that expires June 30, 2000, but may be extended annually. At September 27, 1997, the Company had $63.0 million in notes payable outstanding under the agreement and $11.2 million in outstanding letters of credit. The credit agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth, and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the credit agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%.

Also, the Company has three separate unsecured short-term credit agreements with financial institutions (outside the $200.0 million credit agreement) giving the Company the right to borrow up to $15.0 million each from two institutions and $10.0 million from the other. At September 27, 1997, the Company had $15.0 million in notes outstanding under these agreements.

On December 6, 1996, the Company borrowed $50.0 million under an unsecured term loan agreement from an insurance company at 6.97% due December 6, 2006. On April 11, 1997, $15.0 million in unsecured loans at 9.99% from insurance companies matured. The loans were rolled into new unsecured loans totaling $20.0 million from the same insurance companies at 6.99% due April 11, 2007. For the new loans, interest payments only will be due in the first three years. In the fourth year, quarterly principal and monthly interest payments will be due. Restrictions and covenants are substantially the same as those included in the $200.0 million unsecured credit agreement.

FORWARD LOOKING STATEMENTS
--------------------------

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Hudson Foods,  Inc.

We have audited the accompanying consolidated balance sheet of Hudson Foods, Inc. and subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations and cash flows and the related financial statement schedule for each of the three years in the period ended September 27, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Foods, Inc. and subsidiaries as of September 27, 1997 and September 28, 1996, and the consolidated results of their operations and the cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

Coopers & Lybrand L.L.P.

Tulsa, Oklahoma
November 10, 1997


HUDSON FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended                                       September 27,    September 28,    September 30,
(Dollars in thousands except per share data)                   1997             1996             1995
-------------------------------------------------------------------------------------------------------------
Sales                                                      $1,665,105        $1,378,474      $1,200,512
Cost of sales                                               1,490,550         1,211,556       1,023,959
-------------------------------------------------------------------------------------------------------------
Gross profit                                                  174,555           166,918         176,553
Selling                                                       111,632            94,805          82,945
General and administrative                                     32,527            32,240          29,211
International reorganization (Note 10)                         24,195                 -               -
Other special charges (Note 11)                                28,292                 -               -
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                       (22,091)           39,873           64,397
-------------------------------------------------------------------------------------------------------------
Other expense (income):
   Interest, net                                               13,364             5,789            1,845
   Interest on tax settlement                                       -                 -            4,500
   Other, net (Note 3)                                           (881)           (4,246)          (2,190)
-------------------------------------------------------------------------------------------------------------
   Total other expense (income)                                12,483             1,543            4,155
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                             (34,574)           38,330           60,242
Income tax expense (benefit)                                  (13,329)           15,332           24,484
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $(21,245)          $22,998          $35,758
-------------------------------------------------------------------------------------------------------------

Earnings (loss) per share                                      $(0.70)            $0.76            $1.21
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


HUDSON FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
                                                                  September 27,                September 28,
                                                                       1997                         1996
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $   2,753                    $  6,437
   Accounts receivable                                                  134,038                     110,655
   Less allowance for doubtful accounts                                   5,853                       1,863
-------------------------------------------------------------------------------------------------------------
                                                                        128,185                     108,792
   Inventories                                                          243,915                     226,872
   Other                                                                 73,419                      22,373
-------------------------------------------------------------------------------------------------------------
   Total current assets                                                 448,272                     364,474
-------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                      389,031                     367,600
Excess cost of investment over net assets acquired, net                  13,557                      14,119
Other assets                                                             36,166                      28,549
-------------------------------------------------------------------------------------------------------------
Total assets                                                           $887,026                    $774,742
-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                       $ 78,000                    $      -
   Current portion of long-term obligations                              25,676                      24,714
   Accounts payable                                                      67,498                      69,552
   Accrued liabilities                                                   64,142                      49,578
   Deferred income taxes                                                      -                       6,741
-------------------------------------------------------------------------------------------------------------
   Total current liabilities                                            235,316                     150,585
-------------------------------------------------------------------------------------------------------------
Long-term obligations                                                   269,316                     224,951
-------------------------------------------------------------------------------------------------------------
Deferred income taxes and deferred gain                                  78,285                      73,286
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 11 and 13)
Stockholders' equity:
   Common stock:
        Class A, $.01 par value, issued 21,746,659 and 21,384,664 shares    217                         214
        Class B, $.01 par value, issued and outstanding 9,602,372
             and 9,602,522 shares                                            96                          96
   Additional capital                                                   161,382                     159,314
   Retained earnings                                                    153,618                     177,153
-------------------------------------------------------------------------------------------------------------
                                                                        315,313                     336,777
   Treasury stock, at cost (886,644 and 877,196 Class A shares)         (11,204)                    (10,857)
-------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                           304,109                     325,920
-------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $887,026                    $774,742
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.



HUDSON FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended                                          September 27,    September 28,    September 30,
(Dollars in thousands)                                            1997             1996             1995
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                           $(21,245)        $22,998         $35,758
   Non-cash items included in net income (loss):
        Depreciation                                             31,699          25,318          24,084
        Amortization                                              1,310           1,385           1,053
        Deferred income taxes (benefit)                         (13,828)          3,661           4,637
        International charges                                    49,135               -               -
        Loss on sale of business                                  8,148           1,306               -
        Other                                                    (2,004)         (2,198)         (2,777)
   Changes in assets and liabilities:
        Accounts receivable                                     (43,859)        (33,811)        (15,570)
        Inventories                                             (43,385)        (54,946)        (41,554)
        Accounts payable                                         (2,075)         21,876           6,488
        Accrued liabilities                                      17,949           6,340           4,423
        Other                                                   (28,780)         18,138         (35,261)
   Cash flows provided by (used for) operating activities       (46,935)         10,067         (18,719)
Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                    (66,735)       (139,387)        (73,314)
   Disposition of property, plant and equipment, net                887             758           3,828
   Funds received from (held by) trustee for capital project          -          16,926         (16,926)
   Sale of business                                                   -          28,885               -
   Other                                                        (12,988)         (9,613)         (5,427)
-------------------------------------------------------------------------------------------------------------
   Cash flows used for investing activities                     (78,836)       (102,431)        (91,839)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Additions (reductions) to notes payable                       78,000         (12,300)         (4,500)
   Additions to long-term obligations                            55,000         120,000          75,000
   Reductions of long-term obligations                           (9,673)         (9,050)        (11,021)
   Sale of Class A common stock                                       -               -          51,264
   Dividends                                                     (2,290)         (2,277)         (2,249)
   Exercise of stock options and other                            1,050             269           2,324
-------------------------------------------------------------------------------------------------------------
    Cash flows provided by financing activities                 122,087          96,642         110,818
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 (3,684)          4,278             260
Cash and cash equivalents at beginning of period                  6,437           2,159           1,899
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $2,753          $6,437          $2,159
-------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest, net of amounts capitalized                    $15,397          $6,957          $7,111
        Income taxes                                             $1,135          $8,524         $32,210
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  Summary of Significant Accounting Policies

Nature of Operations. The Company is a vertically integrated producer of chicken and turkey products, including the breeding, hatching, growing, processing and packaging of those product lines. Additionally, the Company processes and markets beef and pork products. The Company's products are sold domestically in three primary markets: foodservice, club stores and retail outlets. The Company's products are also sold internationally to wholesalers primarily in Russia, Eastern Europe, Asia and Latin America.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Estimates. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses as reflected in the financial statements. Actual results could differ from estimates. Significant estimates impacting the Company's financial statements include allowances for bad debts and loss contingencies associated with the Company's product recall. (See Note 11 Contingencies). It is at least reasonably possible that material changes in such estimates may occur in the near term.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At September 27, 1997 and September 28, 1996, cash and cash equivalents included temporary cash investments in certificates of deposit, U.S. treasury bills and U.S. government agency securities of $9,396,000 and $18,817,000, respectively. Cash equivalents are stated at cost, which approximates market value, and have been used to offset book overdrafts.

Concentrations. Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables from large domestic and foreign companies. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company's broad customer base. In fiscal years 1997, 1996 and 1995, one domestic customer accounted for approximately 17.9%, 18.7% and 14.7% of consolidated sales, respectively. At September 27, 1997 and September 28, 1996, accounts receivable from this customer were $26.7 million and $20.8 million, respectively. The Company's foreign sales in fiscal years 1997, 1996 and 1995 were 20.0%, 17.5% and 11.6% of total sales, respectively. In fiscal 1997 and 1996 5.6% of total sales were to one foreign customer. At September 27, 1997 and September 28, 1996, accounts receivable from this foreign customer were $8.0 million and $14.0 million, respectively.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory cost includes the cost of raw materials and all applicable costs of processing.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. When assets are sold or retired, the costs of the assets and the related accumulated depreciation are removed from the accounts and the resulting gains or losses are recognized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Interest costs of approximately $6,353,000, $8,066,000 and $4,487,000 were capitalized during 1997, 1996 and 1995, respectively.

During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Under the pronouncement, the carrying value of property, plant and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Assets determined to be impaired based on estimated future net cash flows are reduced to estimated fair value.

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

Excess Cost of Investment Over Net Assets Acquired. The excess cost of investment over net assets acquired is being amortized over periods ranging from 33 to 40 years and is evaluated annually for impairment based on estimated undiscounted cash flows of the acquired entities. Accumulated amortization was $5,788,000 and $5,273,000 at September 27, 1997 and September 28, 1996, respectively.

Income Taxes. The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

Advertising. Advertising costs are expensed in the period incurred. Such expenses were $10,450,000, $9,893,000 and $7,399,000 for fiscal 1997, 1996 and 1995, respectively.

Fiscal Year. The Company utilizes a 52-53 week accounting period, which ends on the Saturday closest to September 30.

2. Inventories
                                                                   Sept. 27,                 Sept. 28,
(Dollars in thousands)                                               1997                       1996
-------------------------------------------------------------------------------------------------------------
Field inventory - broilers
   and breeder stock                                               $46,705                    $46,545
Field inventory - turkeys
   and breeder stock                                                13,850                     14,705
Feed, eggs and other                                                33,478                     32,273
Finished products                                                  149,882                    133,349
-------------------------------------------------------------------------------------------------------------
Total                                                             $243,915                   $226,872
-------------------------------------------------------------------------------------------------------------

3.  Other Current Assets

Other current assets includes $10.3 million of assets held for sale associated with the Company's sale of its Columbus, Nebraska beef facility which sale was agreed to on September 25, 1997 and consummated on October 2, 1997. The loss associated with the sale of the Company's beef operations was $11.8 million comprised of an approximate $4.4 million reduction of investment in the plant and associated assets to the amount realized on the sale, approximately $3.6 million related to costs incurred during the shut-down period (salaries, workers' compensation costs, rental expense and other operating expenses incurred in August and September
1997), approximately $3.2 million of loss on a minority investment in a similar beef processing facility and approximately $600,000 of other related costs. Operating loss for the Nebraska facility totaled approximately $917,000 for the year ended September 27, 1997, excluding the $12.5 million of costs related to the recall and the $11.8 million loss on the sale of the facility.

Also included in other current assets are $31.0 million of grower facility construction costs incurred by the Company under agreements with individual growers whereby the growers will purchase the facilities at the Company's cost upon completion.

4. Property, Plant and Equipment
                                                                   Sept. 27,                 Sept. 28,
(Dollars in thousands)                                               1997                       1996
-------------------------------------------------------------------------------------------------------------
Land                                                               $15,005                    $13,402
Buildings and improvements                                         277,389                    204,248
Machinery and equipment                                            232,890                    160,807
Construction in progress                                            36,732                    139,888
-------------------------------------------------------------------------------------------------------------
                                                                   562,016                    518,345
Less accumulated depreciation                                      172,985                    150,745
-------------------------------------------------------------------------------------------------------------
Total                                                             $389,031                   $367,600
-------------------------------------------------------------------------------------------------------------

5. Financing Arrangements

The Company's line of credit agreement (the"Agreement"), which expires June 30, 2000, provides for aggregate borrowings or letters of credit up to $200 million. At September 27, 1997, the Company had $63.0 million in notes payable outstanding and had issued $11.2 million in letters of credit. The Agreement, among other things, limits the payment of dividends to approximately $2.8 million in any fiscal year and limits annual capital expenditures and lease obligations. It requires the maintenance of minimum levels of working capital and tangible net worth, and requires that the current ratio, leverage ratio and cash flow coverage ratio be maintained at certain levels. It also limits the creation of new secured debt to $25.0 million and new unsecured short-term debt with parties outside the Agreement to $20.0 million. Additionally, an event of default will occur if the aggregate outstanding voting power of James T. Hudson and his immediate family is reduced below 51%. At September 27, 1997, $125.8 million was unused under the Agreement.

In addition, the Company has three separate unsecured short-term credit agreements with financial institutions giving the Company the right to borrow up to $15.0 million each from two institutions and $10.0 million from the other. At September 27, 1997, the Company had $15.0 million in notes outstanding under these agreements.

6.  Accrued Liabilities
                                                                   Sept. 27,                 Sept. 28,
(Dollars in thousands)                                               1997                       1996
-------------------------------------------------------------------------------------------------------------
Payroll and benefits                                               $36,262                    $32,952
Beef product recall                                                  6,320                          -
Advertising                                                          4,094                      4,499
Income, property and other taxes                                     3,197                      3,286
Interest                                                             1,281                      1,160
Other                                                               12,988                      7,681
-------------------------------------------------------------------------------------------------------------
Total                                                              $64,142                    $49,578
-------------------------------------------------------------------------------------------------------------

7. Long-Term Obligations
                                                                   Sept. 27,                 Sept. 28,
(Dollars in thousands)                                               1997                       1996
-------------------------------------------------------------------------------------------------------------
6.69% Notes to insurance companies due Dec. 28, 2005               $55,000                    $55,000
6.63% Notes to an insurance company due March 22, 2006              50,000                     50,000
6.97% Notes to an insurance company due December 6, 2006            50,000                          -
6.90% Notes to an insurance company due June 1, 2005                41,542                     45,463
Tax-exempt floating rate bonds (4.20% at Sept. 27, 1997)
   due March 1, 2015                                                25,000                     25,000
6.99% Notes to an insurance company due April 11, 2007              20,000                          -
9.99% Notes to an insurance company due April 12, 1997                   -                     15,000
6.45% Note to a bank due Jan. 31, 2006                              14,010                     14,647
8.99% Note to an insurance company due March 15, 1998               12,677                     13,632
7.62% Note to an insurance company due Sept. 1, 2002                 8,209                      9,835
9.95% Note to a bank due June 30, 1999                               5,600                      6,150
7.20%-7.64% Notes to a bank due Sept. 1, 2002                        5,084                      6,084
8.14% Note to an insurance company due March 15, 1998                4,199                      4,480
7.68% Note to an insurance company due Sept. 1, 2002                 3,125                      3,750
Other - 6%-7% Notes due through 2002                                   546                        624
-------------------------------------------------------------------------------------------------------------
Total                                                              294,992                    249,665
-------------------------------------------------------------------------------------------------------------
Less current portion of long-term obligations                       25,676                     24,714
-------------------------------------------------------------------------------------------------------------
Long-term obligations                                             $269,316                   $224,951
-------------------------------------------------------------------------------------------------------------

Certain of the Company's loan agreements contain restrictive covenants, which are similar to those required under the $200 million line of credit.

The fair value of the Company's debt obligations is based on discounted future cash flows using current interest rates. The fair value of the Company's debt obligations at September 27, 1997 and September 28, 1996, including current portion and notes payable, is estimated to be approximately $371 million and $247 million, respectively.

At September 27, 1997, the aggregate amount of long-term obligations, which will become due during each of the next five fiscal years is as follows:
$25,676,000 in 1998; $13,646,000 in 1999; $29,323,000 in 2000; $31,480,000
in 2001 and $32,056,000 in 2002.

8. Income Taxes

Consolidated income tax expense for each of the three years in the period ended September 27, 1997 consists of the following:

For the Years Ended                                   Sept. 27,         Sept. 28,         Sept. 30,
(Dollars in thousands)                                   1997              1996              1995
-------------------------------------------------------------------------------------------------------------
Current provision:
   Federal                                            $(2,231)          $9,993            $17,620
   State                                                  (22)           1,678              2,227
Deferred provision:
   Federal                                            (10,203)           3,333              4,250
   State                                                 (873)             328                387
-------------------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                   $(13,329)         $15,332            $24,484
-------------------------------------------------------------------------------------------------------------

Reconciliations of the statutory federal income tax rate with the effective income tax rate for each of the three years in the period ended September 27, 1997 are as follows:

For the Years Ended                                   Sept. 27,         Sept. 28,         Sept. 30,
                                                         1997              1996              1995
-------------------------------------------------------------------------------------------------------------
Federal income tax rate                               (35.0)%           35.0%             35.0%
State income taxes, net of federal benefit             (3.5)             4.0               3.1
Tax credits                                               -             (0.6)             (0.7)
Other                                                  (0.1)             1.6               3.2
-------------------------------------------------------------------------------------------------------------
Effective income tax (benefit) rate                   (38.6)%           40.0%             40.6%
-------------------------------------------------------------------------------------------------------------

An analysis of the Company's net current and long-term deferred tax liabilities (assets) at September 27,
1997 and September 28, 1996 is as follows:

                                                                        Sept. 27,         Sept. 28,
(Dollars in thousands)                                                    1997              1996
-------------------------------------------------------------------------------------------------------------
Current:
   Inventory                                                            $17,827            $13,783
   Allowance for doubtful accounts                                       (2,253)              (703)
   Accrued liabilities                                                   (6,947)            (6,839)
   Net operating loss                                                   (14,026)                 -
   Other                                                                    855                500
-------------------------------------------------------------------------------------------------------------
Total current deferred income taxes*                                    $(4,544)            $6,741
-------------------------------------------------------------------------------------------------------------
*The Company's net current deferred tax asset has been included in other current assets.

Long-term:
   Property, plant and equipment                                        $35,411            $31,274
   Change from the cash basis to the accrual basis of
        accounting in 1988 for the "Family Farm" subsidiaries            38,315             38,315
   Other                                                                  4,536              3,263
-------------------------------------------------------------------------------------------------------------
Total long-term deferred income taxes                                   $78,262            $72,852
-------------------------------------------------------------------------------------------------------------

9. Employee Benefit and Compensation Plans

Stock Option Plan. The 1996 Stock Option Plan reserves 1,200,000 and 300,000 shares of the Company's Class A common stock for issuance as incentive stock options and nonqualified stock options, respectively. The Company continues to reserve 115,689 shares of Class A common stock for issuance against outstanding options granted under the Second Amended and Restated 1985 Stock Option Plan (the "1985 Stock Option Plan") which expired during fiscal year 1996.

The 1996 Stock Option Plan and the 1985 Stock Option Plan (collectively, the "Option Plans") provide for the grant of options to key employees upon terms and conditions determined by a committee of the Board of Directors. Options expire no later than the tenth anniversary of the date of grant, and are exercisable at a price which is at least 100% of the fair market value of such shares on the date of grant (110% in the case of individuals holding at least 10% of the Company's Class A common stock). The Company may not issue additional options to any employees under the Agreement and Plan of Merger between the Company and Tyson (See Note 11 Contingencies).

A summary of stock option activity related to the Option Plans for each of the three years in the period ended September 27, 1997 is as follows:

                                                                               Weighted
                                                                                average           Number of
                                                               Number            price             shares
                                                             of shares         per share         exercisable
-------------------------------------------------------------------------------------------------------------
Outstanding at 10/1/94                                       1,032,454          $5.23             723,464
-------------------------------------------------------------------------------------------------------------
Granted                                                              -              -
Exercised                                                     (484,980)         $5.61
Cancelled                                                      (10,200)         $4.90
-------------------------------------------------------------------------------------------------------------
Outstanding at 9/30/95                                         537,274          $4.94             344,284
-------------------------------------------------------------------------------------------------------------
Granted                                                         30,000         $14.13
Exercised                                                      (53,140)         $5.07
Cancelled                                                       (6,600)         $5.04
-------------------------------------------------------------------------------------------------------------
Outstanding at 9/28/96                                         507,534          $5.48             396,339
-------------------------------------------------------------------------------------------------------------
Granted                                                              -              -
EXERCISED                                                     (361,845)         $4.98
CANCELLED                                                            -              -
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT 9/27/97                                         145,689          $6.69             127,689
-------------------------------------------------------------------------------------------------------------

                                          Outstanding Options

                                                                Weighted                   Weighted
                                                                 Average                    Average
Exercise                        Number of                       Remaining                   Exercise
Prices                            Shares                     Contractual Life                 Price
-------------------------------------------------------------------------------------------------------------
$4.67 - $5.04                   115,689                           1.7 years                 $4.76
$14.13                           30,000                           8.5 years               $14.125

                                          Exercisable Options

                                                               Weighted
                                                                Average
Exercise                        Number of                       Exercise
Prices                            Shares                          Price
---------------------------------------------------------------------------------
$4.67 - $5.04                   115,689                           $4.76
$14.13                           12,000                         $14.125

The Company applies APB 25 in accounting for such stock options. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1997, 1996 or 1995. Based on the provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the grant date fair value of these options is not material and, accordingly, disclosure of pro forma information as required by this standard has not been presented.

Employee Stock Purchase Plan. The Company's 1990 Employee Stock Purchase Plan (the "Purchase Plan") makes available to eligible employees a means of purchasing up to 1,500,000 shares of the Company's common stock at current market prices. Under the terms of the Purchase Plan, the Company contributes an amount annually, in cash or Class A stock, equal to 15% of the undistributed total of participants' contributions for the past ten years. All full-time employees of the Company (except those owning 10% or more of the Company's Class A stock) are eligible to participate in the Purchase Plan.

Retirement Plans. The Company provides a 401(k) Plan and an Executive Salary Deferral Plan which include Company matching of 50% of contributions not exceeding 4% of each participant's salary. The Company's contribution was $1,538,000 in 1997; $1,483,000 in 1996; and $1,393,000 in 1995.

10. International reorganization

During fiscal 1997, the Company recorded charges associated with a reorganization of its International Division. The reorganization placed particular emphasis on changes to the Company's Russian market distribution system. Specifically, the Company elected to discontinue its utilization of a Russian distributor to market its products throughout Russia and began to distribute its products directly to customers in Russia. The distributor previously accounted for the majority of the Company's sales in Russia. As part of the change, the Company incorporated a subsidiary in Russia and has initiated the expansion of marketing and other personnel in Russia. The Company believes that the reorganization will allow it to grow its customer base by distributing its products into the widespread geographic markets of Russia. Associated with these changes, the Company recognized that receivables of $24.2 million and inventory costs of $14.0 million would not be recoverable. The charge associated with receivables was reported as a loss on international reorganization and the charge associated with inventory has been included in cost of sales in the accompanying statement of operations. The Company also recorded international bad debt expense of $11.0 million that was included in selling expense.

11.  Contingencies

In August 1997, Hudson was requested by the USDA to recall three days' production of raw ground beef products processed at its Columbus, Nebraska plant. The recall was requested because of concerns that such production might be subject to a form of E. coli bacterial contamination. It was recognized by the USDA that the contamination most likely originated at a Hudson supplier and not at Hudson's state-of-the-art Nebraska facility. Subsequently, because of USDA concern that the E. coli contamination could have spread to additional days of production, the recall was expanded at the request of the USDA to include all raw ground beef products processed at the plant. The USDA's concern stemmed from an industry accepted practice of product rework. Because of the extent of the production affected by the precautionary recall, the Company determined to close the plant pending further review. In September 1997, the Company entered into an agreement, which was consummated in October 1997, to sell the plant and related assets. Following the announcement of the expanded recall, the Company's primary customer for frozen beef patties publicly announced that it had decided not to purchase additional beef products from the Company even though the customer acknowledged that there was no evidence that any contaminated product had been delivered to it and was aware that the recall was a precautionary measure. In the fourth quarter of fiscal 1997, the Company recorded a special operating charge of $12.5 million, representing costs expected to be incurred in completing the recall of these products.

The Company also recorded a special charge of $4.0 million which was for cash payments to be made to the United States as a result of an agreement between the Company and the Department of Justice for claims of violations of the Clean Water Act.

In September 1997, the Company learned that the United States Attorney for the District of Nebraska had begun an investigation into activities involving the recall of beef products from the Columbus, Nebraska facility. The Company is cooperating with this investigation. The Company believes that the source of any contamination was from outside suppliers and did not originate at the plant.

Certain parties affected by the Company's Beef Recall have notified the Company that they may make claims against the Company for damages sustained as a result of the Beef Recall. On November 3, 1997, Todd Allen McDonald brought an action against the Company on his own behalf (amended November 21, 1997 to add eight additional plaintiffs) and purportedly on behalf of others similarly situated in the Chancery Court of Pulaski County, Arkansas. The action alleges, among other things, that the Company was negligent and failed to exercise ordinary care at its Columbus, Nebraska plant and seeks, among other remedies, unspecified damages. No other product liability suits have been filed against the Company as a result of the Beef Recall, although the Company is evaluating consumer complaints communicated through the Company's telephone hotline or by mail. With respect to the parties alleging sickness, the Company's product liability insurance is anticipated to cover any losses beyond the Company's deductible. Investigation of these matters is generally in the preliminary stages. The Company, after consultation with its attorneys, is unable to reasonably estimate the extent of the Company's liability, if any, at this time.

The Company is involved in other litigation incidental to its business. Such litigation is not considered by management to be significant.

12.  Proposed Merger with Tyson

In the wake of the raw ground beef product recall and its potential to negatively impact the Company's other operations, the Company's senior management decided to explore merger discussions with Tyson. After a series of meetings between senior management of both companies and their advisors, the Board of Directors met formally on the morning of September 4, 1997. By a unanimous vote of the members present, the Board of
Directors: 1) approved and adopted the Agreement and Plan of Merger ("Merger Agreement"), 2) recommended submission of the Merger Agreement for approval and adoption by the Company's stockholders and 3) recommended that the Company's stockholders vote "for" the proposal to approve and adopt the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, James T. Hudson entered into a Stock Voting Agreement ("Voting Agreement") with Tyson. The Voting Agreement states that Mr. Hudson will vote all shares of Class A and Class B common stock owned by him, to approve and adopt the Merger Agreement. The Voting Agreement will terminate on the earlier of : 1) the effective date of the merger or 2) the termination of the Merger Agreement in accordance with its terms. The Merger Agreement may be terminated under certain circumstances, including: 1) by either Tyson or the Company if the merger has not been consummated on or before February 28, 1998 and (2) by the Company if the Board of Directors of the Company reasonably determines, based on certain specified standards, that a written, unsolicited proposal or offer is made for a business combination or similar transaction with the Company which is more favorable to the Company and its stockholders than the merger with Tyson.

The completion of the merger will constitute an event of default under the Company's credit facilities, but the Company has contacted its lenders thereunder and believes they will permit Tyson to assume said credit facilities without resulting in an event of default.

13. Commitments

The Company leases transportation and delivery equipment, poultry farms, processing equipment and distribution facilities under operating leases expiring during the next six years. Management expects that in the normal course of business the leases will be renewed or replaced by other leases.

In November and December 1992, under sale-leaseback agreements, the Company sold certain equipment with a net book value of $4.5 million for $19.2 million cash. Annual payments under the operating lease agreements are $3.5 million. The gain of $14.7 million is being amortized over the terms of the leases. At September 27, 1997 and September 28, 1996, the unamortized portion of the deferred gain is included in the balance sheet captions "accrued liabilities" ($411,000 and $2,005,000, respectively) and "deferred income taxes and deferred gain" ($23,000 and $434,000, respectively).

Total rental expense (net of amortized gain) was $38,460,000 in 1997; $35,566,000 in 1996; and $28,378,000 in 1995.

At September 27, 1997, future minimum rental payments required under leases that have initial or remaining noncancellable terms in excess of one year are as follows: $32,872,000 in 1998; $26,966,000 in 1999; $21,435,000 in
2000; $13,933,000 in 2001 and $6,900,000 in 2002.

The Company maintains separate self-insurance programs for employee group health, dental and disability benefits and for workers' compensation costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not yet reported.

The Company assists certain of its poultry growers by providing the grower with extended grow-out contracts and conditional operation of the facilities should a grower default under their grow-out or loan agreements.

14. Related Party Transactions

Lease payments for transportation equipment made to the Company's chairman amounted to $3,179,000 in 1997; $3,112,000 in 1996; and $1,708,000 in 1995.

Certain officers and employees of the Company own turkey and broiler farms and enter into grower contracts with the Company which provide for the payment of grower fees. The Company's arrangements with these officers and employees are similar to contracts with unrelated growers and, as such, do not include an ongoing commitment by the Company. Grower fees paid to these officers and employees amounted to $793,000 in 1997; $787,000 in 1996; and $803,000 in 1995.

At both September 27, 1997 and September 28, 1996, other current assets included $223,000 and other assets included $11,271,000 and $9,071,000, respectively, of accounts and notes receivable from officers and directors and entities controlled by this person.

15. Impact of New Financial Accounting Pronouncements

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

16. Stockholders' Equity
(Dollars in thousands)                    Common stock
-------------------------------------------------------------------------------------------------------------
                                     Class A          Class B
-------------------------------------------------------------------------------------------------------------
                                                                           Additional   Retained   Treasury
                                   Shares     Amount  Shares     Amount     capital     earnings     stock
-------------------------------------------------------------------------------------------------------------
Balance at October 1, 1994         9,233,893  $92     8,501,882  $85       $97,505      $122,923    $(11,416)
Net income                                 -    -             -    -             -        35,758           -
Stock exchange                     2,101,102   21    (2,101,102) (21)            -             -           -
Exercise of stock options            422,455    4             -    -         2,333             -           -
Conversion of 8% debentures          262,885    3           952    -         5,262             -           -
Stock offering                     2,500,000   25             -    -        51,239             -           -
3-for-2 stock split                6,653,539   66     3,200,940   32          (101)            -           -
Purchase of land                     157,500    2             -    -         2,371             -           -
Issuance of stock under the
   Employee Stock Purchase Plan            -    -             -    -           233             -         182
Cash dividends:
   Class A $.080 per share                 -    -             -    -             -        (1,611)          -
   Class B $.067 per share                 -    -             -    -             -          (638)          -
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995     21,331,374  213     9,602,672   96       158,842       156,432     (11,234)
Net income                                 -    -             -    -             -        22,998           -
Stock exchange                           150    -          (150)   -             -             -           -
Exercise of stock options             53,140    1             -    -           269             -           -
Issuance of stock under the
   Employee Stock Purchase Plan            -    -             -    -           203             -         377
Cash dividends:
   Class A $.080 per share                 -    -             -    -             -        (1,639)          -
   Class B $.067 per share                 -    -             -    -             -          (638)          -
-------------------------------------------------------------------------------------------------------------
Balance at September 28, 1996     21,384,664  214     9,602,522   96       159,314       177,153     (10,857)
Net loss                                   -    -             -    -             -       (21,245)          -
Stock exchange                           150               (150)   -             -             -           -
Exercise of stock options            361,845    3             -    -         1,795             -           -
Issuance of stock under the
   Employee Stock Purchase Plan            -    -             -    -           273             -         400
Purchase of stock for
   Employee Stock Purchase Plan            -    -             -    -             -             -        (747)
Cash dividends:
   Class A $.080 per share                 -    -             -    -             -        (1,653)          -
   Class B $.067 per share                 -    -             -    -             -          (637)          -
-------------------------------------------------------------------------------------------------------------
Balance at September 27, 1997     21,746,659 $217     9,602,372  $96      $161,382      $153,618    $(11,204)
-------------------------------------------------------------------------------------------------------------

On February 6, 1987, the Company's Restated Certificate of Incorporation was amended to create two classes of common stock. The amendment authorized the issuance of up to 40,000,000 shares of Class A common stock, par value $.01 per share, and 40,000,000 shares of Class B common stock, par value $.01 per share. Upon adoption of the amendment, each outstanding share of common stock converted automatically into a share of
Class A common stock. During fiscal 1987, the Company concluded a one-time-only exchange offer in which holders of Class A common stock were given the opportunity to exchange their shares for an equivalent number of shares of Class B common stock. The Class B common stock has ten votes per share in most matters submitted to a vote of the Company's stockholders, while the Class A common stock has one vote per share.
As a result of the exchange offer, voting control of the Company rests with the holders of Class B common stock. In addition, the dividend per share of Class B common stock may not exceed 90 percent of the dividend per share of Class A common stock. The number of outstanding Class A shares at September 27, 1997 and
September 28, 1996 were 20,860,015 and 20,507,468, respectively.

Quarterly Financial Data (unaudited)
(Dollars in thousands except per share data)

Quarter Ended 1997                   December 28     March 29     June 28       September 27     Fiscal 1997
-------------------------------------------------------------------------------------------------------------
Sales                                $391,280        $405,117     $435,449      $433,259         $1,665,105
Cost of sales                         340,407         358,052      399,713       392,378          1,490,550
-------------------------------------------------------------------------------------------------------------
Gross profit                           50,873          47,065       35,736        40,881            174,555
Selling                                26,007          24,912       23,964        36,749(2)         111,632
General and administrative              8,109           7,906        8,207         8,305             32,527
International reorganization                -               -       24,195(1)          -             24,195
Other special charges                       -               -            -        28,292(3)          16,502
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                16,757          14,247     (20, 630)     (32, 465)           (10,301)
Other expense, net                      1,352           3,217        4,204         3,710(4)          24,273
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes      15,405          11,030      (24,834)      (36,175)           (34,574)
Income tax expense (benefit)            6,162           4,412       (9,933)      (13,970)           (13,329)
-------------------------------------------------------------------------------------------------------------
Net income (loss)                      $9,243          $6,618     $(14,901)     $(22,205)          $(21,245)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Primary                               $.30            $.22       $(0.49)       $(0.73)            $(0.70)
   Fully diluted                          .30             .22        (0.49)        (0.73)             (0.70)
Dividends:
   Class A                              .0200           .0200        .0200         .0200               .080
   Class B                              .0167           .0167        .0167         .0167               .067
Market price (high-low)        $18 3/4-13 1/2  $21 1/4-15 7/8   $17 3/8-14   $21 5/8 -14 1/8 $21 5/8-13 1/2
-------------------------------------------------------------------------------------------------------------

(1)  Loss resulting from unrecoverable receivables arising from the reorganization of the Company's international division.

(2)  Includes $11.0 million bad debt expense resulting from the write-off of international receivables.

(3)  Includes expenses of $12.5 million expected to be incurred as a result of the Beef Recall,
     $4.0 million as a result of an agreement to settle claims of violations of the Clean Water Act and a loss of $11.8 million from the write-down of the Columbus, Nebraska beef plant and related assets to the amount realized from the sale finalized in October 1997.

(4)  Includes $14.0 million unrecoverable international inventory costs.

Quarter Ended 1996                   December 30     March 30        June 29          September 28   Fiscal 1996
----------------------------------------------------------------------------------------------------------------
Sales                                $340,674        $330,297        $337,234           $370,269      $1,378,474
Cost of sales                         293,757         293,369         296,069            328,361       1,211,556
----------------------------------------------------------------------------------------------------------------
Gross profit                           46,917          36,928          41,165             41,908         166,918
Selling                                23,657          24,134          23,440             23,574          94,805
General and administrative              7,121           8,208           8,542              8,369          32,240
----------------------------------------------------------------------------------------------------------------
Operating income                       16,139           4,586           9,183              9,965          39,873
Other expense (income), net             1,270           1,540           3,778             (5,045)          1,543
----------------------------------------------------------------------------------------------------------------
Income before income taxes             14,869           3,046           5,405             15,010          38,330
Income tax expense                      5,870           1,164           2,096              6,202          15,332
----------------------------------------------------------------------------------------------------------------
Net income                             $8,999          $1,882          $3,309             $8,808         $22,998
----------------------------------------------------------------------------------------------------------------
Earnings per share:
   Primary                               $.30            $.06            $.11               $.29            $.76
   Fully diluted                          .30             .06             .11                .29             .76
Dividends:
   Class A                              .0200           .0200           .0200              .0200            .080
   Class B                              .0167           .0167           .0167              .0167            .067
Market price (high-low)        $17 1/2-13 5/8  $18 1/8-12 3/4  $15 1/8-11 1/2   $14 1/2 - 12 1/8  $18 1/8-11 1/2
----------------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The Company's By-Laws provide that the number of directors constituting the Board of Directors shall be not less than three nor more than 15, as determined by the Board of Directors. The Board's size is currently set at eight members. The Company's directors each serve for a term of one year and until their successors shall be elected and qualified. The following individuals were elected to serve as directors at the Company's most recent Annual Meeting and are currently serving in such capacity:


          Name             Age                                               Experience
------------------------   ---   ------------------------------------------------------------------------------------------------
James T. Hudson            73    Chairman of the Board of Directors since the Company's organization in February 1972.
                                 Chief Executive Officer from February 1972 until January 1997.  President from February 1972 until October 1985.  Prior to 1972, was with Ralston Purina for 26 years, the last seven as
                                 Operating Director of the West Central Region.  Chairman of the Board of the National Broiler
                                 Council from 1982 to 1984. Past President of the Arkansas Poultry Federation.

Michael T.  Hudson         50    Chief Executive Officer since January 1997.  President since October 1985;  Chief Operating
                                 Officer since August 1987.  Prior to joining the Company in 1972, was employed for two years in the Southeast Region of Ralston Purina's poultry operations.  Since joining the Company, has served as Vice President -- Sales, Vice President--Sales and Marketing and Vice
                                 President - Production.  Director since 1972.

Charles B. Jurgensmeyer    54    Chief Financial Officer and Executive Vice President.  Prior to joining Hudson in 1972, was employed in the West Central Region of Ralston Purina's poultry operations for seven years, primarily in finance and accounting positions. Has previously served as Secretary/Treasurer and
                                 Controller.  Director since July 1985.

James R. Hudson            39    Vice President - Director of Transportation since September 1992. Served as the Director of
                                 Fleet Operations from November 1984 until August 1992.  Director since November 1992.
                                 Director from July 1985 until December 1985.

Elmer W. Shannon           76    Began service with the Company in 1972 as Marketing Manager. Retired as Vice President and
                                 Director of Marketing in April 1984. Subsequently retained by the Company as a consultant.
                                 Director since December 1986.

Kenneth N. May             67    Consultant.  Vice President - Research and Quality Assurance of Holly Farms Foods, Inc. from
                                 September 1973 through September 1985; President and Chief Executive Officer of Holly Farms
                                 Foods, Inc. from October 1985 through January 1988; and Chairman and Chief Executive Officer
                                 of Holly Farms Foods, Inc. from January 1988 through August 1989. Subsequently retained by the
                                 Company as a consultant.  Director since December 1989.  Dr. May also serves as a director of
                                 Embrex, Inc. and Alcide Corporation.

Jerry L. Hitt              51    Physician.  Engaged in family practice at Rogers Medical Center, Rogers, Arkansas since 1971.
                                 Director since November 1989.

Jane M. Helmich            46    Homemaker.  Director since November 1992.

Each director has been employed as described above for at least the past five years. James T. Hudson is the father of Michael T. Hudson, James R. Hudson and Jane M. Helmich; there are no other family relationships among the foregoing nominees. By reason of his ownership, directly and beneficially, of shares of the Company's Class A common stock and Class B common stock, James T. Hudson is deemed to be a control person of the Company. None of the companies or organizations listed opposite the name of any director above is a parent, subsidiary or affiliate of the Company.

James T. Hudson, Michael T. Hudson, Charles B. Jurgensmeyer, James R. Hudson, Tommy D. Reynolds, Norbert E. Woodhams, and Bernard F. Leonard currently serve as executive officers of the Company. The first four named individuals also serve as directors, and are described above.

Tommy D. Reynolds, age 44, has served as Vice President of Finance since 1997 and as Secretary and Treasurer since 1992. He previously served as Assistant Secretary and Assistant Treasurer beginning in 1986 and has been employed by the Company since 1979 in various accounting, auditing and finance positions. Mr. Reynolds is a certified public accountant in the state of Arkansas.

Norbert E. Woodhams, age 51, has served as President of the Specialty Foods Division since the Division's inception in August 1995, and served as President of the Pierre Frozen Foods Division from March 1994 until August 1995. Prior to joining the Company, he was Group Vice President of Tyson, Red Meat Division, from 1991 to March 1994 and President and Chief Executive Officer of Henry House, Inc. from 1987 to 1991.

Bernard F. Leonard, age 44, has served as Vice President-Director of the Broiler Division since October 1996 and previously served as General Manager of the Company's Alabama broiler complex after joining the Company in September 1993. Mr. Leonard was President and Chief Operating Officer of Southland Foods from October 1990 until his employment with the Company.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it with respect to fiscal 1997, or written representations from certain reporting persons, the Company believes that all directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities have complied in a timely fashion with their reporting obligations under Section 16(a), except that during fiscal 1997, reports on Form 4 were filed late by Jane M. Helmich and Elmer W. Shannon.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The Company's philosophy is that total compensation programs for its Chief Executive Officer and other executives should be established by the process used for its other salaried employees, except that a larger portion of executive compensation should be tied directly to the performance of the business.

The Company also believes that executive compensation should be subject to objective review. It is for this reason that the Compensation Committee of the Board of Directors (the "Committee") was established. The Committee is comprised of James T. Hudson (Chairman), Michael T. Hudson and Charles B. Jurgensmeyer, all executive officers and directors of the Company. Operating within the guidance provided by the Board of Directors, the Committee's role is to assure that the compensation strategy of the Company is aligned with the interest of the stockholders, and the Company's compensation structure will allow for fair and reasonable base salary levels and the opportunity for senior executives to earn short-term and long-term compensation that reflects both Company and individual performance as well as industry practice.

The following is a report submitted by the above listed committee members in their capacity as the Board's Compensation Committee, addressing the Company's compensation policy as it related to the Company's Chief Executive Officer and its other executive officers for fiscal 1997.

REPORT OF COMPENSATION COMMITTEE
--------------------------------

Compensation Policy
-------------------
The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time motivating and retaining key employees. To achieve this goal, the Company's executive compensation policies integrate annual base compensation with bonuses based upon corporate performance and individual initiatives and performance. Base compensation is designed to ensure that the Company can attract and retain high caliber executive officers, and reflects the Company's assessment of compensation levels generally prevailing elsewhere in the market for services of persons performing similar duties. Measurement of corporate performance is primarily based on Company goals, industry performance levels and comparisons with the Company's results in prior years. Accordingly, in years in which performance goals and industry levels are achieved or exceeded, or in which the Company's results improve in comparison to the results of prior years, executive compensation should be higher than in years in which performance is below expectations. Annual cash compensation, together with the payment of incentive and deferred compensation, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company. All executive officers, and management in general, are eligible for and do participate in incentive compensation plans.

In evaluating annual executive compensation, the Committee examines the Company's overall performance, focusing particularly on sales growth, net margin, return on average stockholders' equity, percentage capitalization through long-term debt, and the Company's current ratio. These factors are compared with designated Company performance goals, prior years' performance and performance of several other publicly-traded companies in the industry. In addition, other factors are taken into consideration, such as cost of living increases, competitors' performance, as well as the individual executive officer's past performance and potential with the Company. Bonus compensation is also tied to performance goals, some of which are specific to the performance of various operating divisions within the Company.

Fiscal 1997 Compensation
------------------------
For fiscal 1997, the Company's executive compensation program consisted of
(i) base salary, adjusted from the prior year, (ii) a bonus pool based upon the performance measurements described above, and (iii) contributions under the Company's broad-based Employee Stock Purchase Plan. Stock options are granted from time to time to members of management, based primarily on such person's potential contribution to the Company's growth and profitability. The Committee feels that options and other stock-based performance compensation arrangements are an effective incentive for managers to create value for stockholders since the value of an option bears a direct relationship to the Company's stock price. Contributions by the Company to the Employee Stock Purchase Plan are fixed as a percentage of employee participant contributions.

The Company's objective is to obtain a financial performance that achieves several goals over time. Specifically, the Company seeks to achieve, over a five-year period, an average compound annual sales growth of 15 percent, an average 3 percent return on sales (net margin), and an average return on average stockholders' equity of 15 percent. Other financial goals are maintaining a current ratio of greater than 1.35 to 1 and keeping long-term obligations less than 50 percent of total capitalization, defined as long-term obligations plus stockholders' equity. The philosophy underlying these goals is that unless targets are set aggressively, they will be too easily met and thus not serve to stimulate the performance the Company expects of its executives. Consequently, failure to achieve any one or more targets in a given year may, in the Committee's opinion, be more reflective of the high standards of achievement set by the Company than other factors.

During fiscal 1997, the Company achieved sales growth of 20.8 percent over the prior year, a net margin of (1.3) percent, and a return of (6.7) percent on average stockholders' equity. At year-end, the Company's current ratio was 1.90 to 1 and long-term obligations accounted for 47.0 percent of total capitalization. For the five-year period ended with fiscal 1997, the Company achieved an average compound annual sales growth of 15.6 percent, an average net margin of 1.5 percent, and an average return on average stockholders' equity of 7.8 percent. Fiscal 1997 performance achieved three of the five stated goals for the year. The performance oriented nature of the Company's compensation program is best exemplified by examining the salary paid to James T. Hudson, the Company's Chairman and Chief Executive Officer. See "CEO Compensation" below.

CEO Compensation
----------------
Mr. James T. Hudson has been Chairman of the Company since its inception in 1972. Consistent with the other executive officers, the structure of Mr. Hudson's compensation package reflects the philosophy of "total compensation and pay for performance" and includes components of both short and long term Company performance. The components of Mr. Hudson's compensation package are reviewed annually and adjusted to reflect both the Company's overall performance and the compensation level perceived by the Committee to prevail among officers performing similar duties with other publicly traded companies.

Specific performance targets are not fixed and evaluated, but the Committee pays special attention to Mr. Hudson's position as Chairman of the Company, the Company's overall performance and the strategic decisions of the Company in setting Mr. Hudson's compensation package. The Committee has the discretion to pay an incentive bonus or option grant, whether or not any specific performance indicators are met.

Conclusion
----------
The Committee believes that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and stockholder interest. As performance goals are met or exceeded, resulting in increased value to stockholders, executives are rewarded commensurately. The Committee believes that compensation levels during fiscal 1997 adequately reflect the Company's compensation goals and policies.

   James T. Hudson - Chairman
   Michael T. Hudson
   Charles B. Jurgensmeyer

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
Each director on the Compensation Committee is also an executive officer of the Company.

The Company has entered into grower contracts involving poultry farms owned by certain of its officers and directors. The contracts provide for the placement of Company-owned flocks on the farms during the grow-out phase of production. The contracts are identical to those entered into by the Company with non-related parties and are terminable at any time by the Company. The ownership of the farms and the aggregate amounts paid by the Company to members of the Compensation Committee under the grower contracts during fiscal 1997 are as follows: James T. Hudson (2 farms), $203,150; H&G Farms (50 percent owned by James T. Hudson), $235,100; Michael T. Hudson (1 farm), $124,200; and Charles B. Jurgensmeyer (1 farm), $58,700.

During fiscal 1997, James T. Hudson owned and leased aircraft to the Company at monthly rates ranging from $90,000 to $160,000. Each lease provides that the Company shall be responsible for operating costs, insurance, maintenance and taxes. The Company's Board of Directors has determined that the aircraft lease arrangements are as favorable to the Company as those it could otherwise obtain. Mr. Hudson's total payment from the Company for the aircraft leases was $3,179,000 in fiscal 1997.

The Company has periodically made cash advances to James T. Hudson. Such advances accrue interest at the cost of the Company's short term borrowings plus 0.5 percent. The largest aggregate amount of these advances during fiscal 1997 was $562,900. At September 27, 1997, the balance of these advances totaled $216,700. Additionally, the Company advances premium payments on life insurance policies covering James T. Hudson, Michael T. Hudson, and Charles B. Jurgensmeyer. These premiums will be repaid from the policy proceeds. At September 27, 1997, the balance of such premium payment advances for each individual totaled $10,385,000, $356,000, and $530,000, respectively.

Summary Compensation Table
--------------------------
The following table sets forth certain summary information concerning the compensation paid by the Company to its Chairman and each of the four most highly compensated executive officers other than the Chairman
(collectively, the "named executive officers") during the fiscal years indicated.

                          SUMMARY COMPENSATION TABLE

Name and                         Fiscal                                      Long-Term           All Other
Principal Position                Year         Annual Compensation          Compensation      Compensation(1)
------------------                ----        Salary     Bonus     Other     Options (#)      --------------
                                              ------     -----     -----     -----------
James T. Hudson                  1997         $575,000   $     -   $ 9,150           -         $328,600
  Chairman                       1996          486,500   500,000    14,900           -          279,200
                                 1995          500,000   700,000    24,450           -           96,250

Michael T. Hudson                1997          550,000         -    14,150           -            2,700
  President and Chief            1996          500,000   400,000    16,100           -            2,500
  Executive Officer              1995          400,000   525,000    24,250           -            2,100

Charles B. Jurgensmeyer          1997          450,000         -     2,300           -           50,100
  Chief Financial Officer and    1996          400,000   350,000     5,050           -           50,400
  Executive Vice President       1995          350,000   425,000     7,900           -           40,800

Bernard F. Leonard               1997          190,000   157,800         -           -           13,000
  Vice President - Director of   1996          159,400    51,600         -      10,000           69,400
  Broiler Division               1995          131,000   106,900         -           -            9,250


Norbert E. Woodhams              1997          235,000         -         -           -            18,250
  President - Specialty Foods    1996          231,000   147,500         -      10,000            15,500
  Division                       1995          189,000   189,000         -           -             8,000

(1)Includes the following items of compensation:

(a) Company's contribution to the named individual's deferred compensation account in the following amounts: Charles B. Jurgensmeyer, $9,000 (1997), $16,500 (1996), $13,319 (1995); Bernard F. Leonard, $3,800 (1997), $5,330
(1996), $5,330 (1995); and Norbert E.  Woodhams, $7,650 (1997), $8,400
(1996), $4,400 (1995).

(b) Dollar value benefit premium payments under split-dollar life insurance policies covering the named individual for which the Company will be reimbursed for premiums paid, in the following amounts: James T. Hudson, $328,600 (1997), $279,200 (1996), $96,250 (1995); Michael T.
Hudson, $2,700 (1997), $2,500 (1996), $2,100 (1995); and Charles B.
Jurgensmeyer, $6,600 (1997), $6,170 (1996), $5,910 (1995).

(c) Company's matching contribution to the named individual under the Company's Employee Stock Purchase Plan in the following amounts: Charles
B.  Jurgensmeyer, $34,500 (1997), $27,750 (1996), $21,570 (1995);  Bernard
F.  Leonard, $9,200 (1997), $6,310 (1996), $3,920 (1995); and Norbert E.
Woodhams, $10,600 (1997), $7,100 (1996), $3,600 (1995).

(d) Moving expenses paid by the Company on behalf of Bernard F. Leonard, $57,760 (1996).

Compensation of Directors
-------------------------
The Board of Directors held 6 meetings in fiscal 1997. Each director was present for at least 75 percent of such meetings and the meetings held by all committees of the board on which he or she served. The Company pays outside directors an annual fee of $10,000 and $500 plus expenses for each meeting attended.

Compensation Pursuant to Plans
------------------------------
Retirement Plan. The Company provides a 401(k) Retirement Plan (the "Retirement Plan") for the benefit of its employees. Participation in the Retirement Plan is by voluntary employee contributions. Participants may contribute up to 15 percent of their base and overtime pay, excluding bonuses, to the Retirement Plan. The Company will match 50 percent of the first 4 percent of a participant's contributions from base and overtime pay. The assets are invested under the terms of a trust administered by Barclay's Global Investors of San Francisco, California. The Company made no contributions for executive officers in fiscal 1997. Matching contributions for all employees (excluding executive officers) were $1,372,000 in fiscal 1997; $1,289,000 in fiscal 1996; and $1,219,000 in fiscal 1995.

Executive Salary Deferral Plan. In July of 1992, the Company established its Executive Salary Deferral Plan, which is a non-qualified deferred compensation arrangement, exempt from certain restrictions imposed by the Internal Revenue Code on 401(k) plans. Participation in the Executive Salary Deferral Plan is limited to select management and highly compensated employees of the Company. Participants may contribute up to 50 percent of their base salary and/or 100 percent of their bonuses to the Executive Salary Deferral Plan. The Company will match 50 percent of the first 4 percent of a participant's contributions from base salary. Assets are held in individual accounts for each participant and these accounts are held in a special trust. The trust assets will become subject to the claims of the Company's general creditors in the event of bankruptcy. The Company's contributions for all executive officers as a group (7 persons) were $21,000 in fiscal 1997; $35,000 in fiscal 1996; and $33,000 in fiscal 1995.
Matching contributions for all employees (excluding executive officers) were $144,000 in fiscal 1997; $159,000 in fiscal 1996; and $141,000 in fiscal 1995.

Salary Continuation Plan. The Company has entered into agreements with 32 past or present key employees providing for the payment of specified benefits in the event of the employee's retirement or death. Generally, a covered employee (or the employee's beneficiary) is entitled to receive a fixed sum annually for the 15 years following the employee's retirement or death. Benefits are not paid for an employee's retirement before reaching age 65, unless the Company's Executive Committee has approved the early retirement. In the event that voting control of the Company ceases to be held by the Hudson family, involuntary termination entitles a covered employee to receive the stated retirement benefits beginning on the later of the employee's termination or attainment of age 65. As a result of the proposed merger agreement with Tyson, four key employees will be entitled to receive the stated retirement benefits immediately upon either voluntary or involuntary termination. Payments under this plan are funded by life insurance proceeds and general operating capital.

The Salary Continuation Plan provides annual retirement or death benefits of $100,000 each for James T. Hudson, Michael T. Hudson, and Charles B. Jurgensmeyer, and $70,000 each for Norbert E. Woodhams and Bernard F. Leonard.

Life Insurance. The Company maintains life insurance policies on its executives, including split-dollar policies on James T. Hudson, Michael T. Hudson and Charles B. Jurgensmeyer, in which the beneficiaries have been selected by the executives. Upon the death of each of these executive officers, the Company will be reimbursed by the policy for the amount of premiums paid by the Company.

Employee Stock Purchase Plan. The Company's Amended and Restated 1990 Employee Stock Purchase Plan (the "Purchase Plan") allows participating full-time employees to purchase Class A common stock on the New York Stock Exchange at market prices. Purchases are made through regular payroll deductions, which may be a minimum of 1 percent and a maximum of 10 percent of the participant's gross earnings, including overtime pay but excluding bonuses. The Company will, subject to certain restrictions in the Purchase Plan, annually contribute an amount in cash and/or shares of Class A common stock equal in value to 15 percent of each participant's aggregate contributions to the Purchase Plan during the preceding ten years, except with respect to any contributions that have been withdrawn by the participant. The Company pays all administrative costs and brokerage commissions for purchases. The Purchase Plan was adopted in July 1990, became effective on the first day of fiscal 1991 and was amended in December 1992 to qualify for an exemption from the automatic application of
Section 16 of the Securities Exchange Act.

Of the approximately 12,100 employees eligible to participate in the Purchase Plan, 1,260 were active participants as of the last day of fiscal 1997. The Company's contributions for all executive officers as a group (7 persons) were $63,000 in fiscal 1997; $58,000 in fiscal 1996; and $56,000 in fiscal 1995. The Company's aggregate matching contributions for all employees (excluding executive officers) were $752,000 in fiscal 1997; $616,000 in fiscal 1996; and $538,000 in fiscal 1995.

Stock Option Plan. The 1996 Stock Option Plan reserves 1,200,000 and 300,000 shares of the Company's Class A common stock for issuance as incentive stock options and non-qualified stock options, respectively. At the end of fiscal 1997, the Company continued to reserve 115,689 shares of Class A common stock for issuance against outstanding options granted under the Second Amended and Restated 1985 Stock Option Plan (the "1985 Stock Option Plan") which expired during fiscal 1996.

Under the 1996 Stock Option Plan, a committee of the Board of Directors may grant to "key" employees options to purchase shares of Class A common stock at a price which is at least 100 percent of the fair market value of such shares on the date of grant (110 percent in the case of individuals holding 10 percent or more of the Company's Class A common stock). "Key" employees are determined by the committee, and may include directors, executive officers, and other officers and employees of the Company and its subsidiaries. Options expire no later than the tenth anniversary of the date of grant. Subject to those conditions, the exercise price and the duration of options granted are set by the committee. The 1985 Stock Option Plan operated in the same manner during its existence. Under the Agreement and Plan of Merger between the Company and Tyson, the Company may not issue additional options to any employees.

During fiscal 1997, the Company did not grant any stock options or make any awards pursuant to any long-term incentive plans. The Company did not reprice any of its options during fiscal 1997.

The following table sets forth the options exercised, the value realized and the fiscal year-end value of unexercised options for each of the named executive officers.

                AGGREGATED OPTION EXERCISES IN FISCAL 1997
                     AND FISCAL YEAR-END OPTION VALUES

                                                          OPTIONS AT                  VALUE OF UNEXERCISED
                                                        FISCAL YEAR-END               IN-THE-MONEY OPTIONS
                                                                                      AT FISCAL YEAR-END(2)
                  SHARES ACQUIRED      VALUE
NAME                  ON EXERCISE     REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
James T. Hudson             9,000      $143,200          -              -                 -              -
Michael T. Hudson          43,928       764,700          -              -                 -              -
Charles B. Jurgensmeyer    43,928       764,700          -              -                 -              -
James R. Hudson             9,000       156,700          -              -                 -              -
Norbert E. Woodhams(1)          -             -      4,000          6,000           $29,750        $44,625
Bernard F. Leonard(1)           -             -      4,000          6,000            29,750         44,625

(1)  Norbert E. Woodhams and Bernard F. Leonard's options consist of the following:

     10,000 shares granted on April 3, 1996, at $14.125 per share, expiring April 3, 2001, of which 4,000 shares are exercisable.

(2) Amounts represent the excess of the market value over the exercise price as of September 27, 1997.


                            COMPANY PERFORMANCE

        The following graph presents a five year comparison of cumulative total returns for the Company, the Standard & Poor's 500 Stock Index ("S&P 500") and an index of peer companies selected by the Company (the "Peer Group").

             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS

                                  [CHART]

                    Source: Standard & Poor's Compustat

        The cumulative total return on investment (change in the year-end stock price plus reinvested dividends) for each period is based on an assumed initial investment of $100 in stock or the composite index at the end of fiscal 1992.

        The above graph compares the performance of the Company with that of the S&P 500, and the Peer Group with the investment weighted on market capitalization. The Peer Group consists of WLR Foods, Inc., Pilgrim's Pride Corporation, Sanderson Farms, Inc., Golden Poultry Company, Inc. and Cagle's, Inc. These companies were approved by the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth, as of November 18, 1997, the beneficial ownership of the Company's outstanding Class A common stock and Class B common stock by each of the Company's directors, each executive officer listed in the Summary Compensation Table, all directors and officers of the Company as a group, and each person other than a director known by the Company to be the beneficial owner of more than 5 percent of its outstanding Class A common stock or Class B common stock. The address for all persons listed below is 1225 Hudson Road, Rogers, Arkansas 72756.

                           CLASS A STOCK(1) CLASS B STOCK(1)
                                   Number of           Percent        Number of          Percent
                                     Shares             Owned        Shares Owned         Owned
                                  Beneficially       Beneficially    Beneficially      Beneficially
--------------------------------------------------------------------------------------------------------
James T. Hudson                    8,816,528(2)      30.9%          9,600,000(4)      99.9%
Michael T. Hudson                    794,378(5)       3.7             750,000          7.8
Charles B. Jurgensmeyer              749,749(8)       3.6                   -            -
James R. Hudson                      618,700(6)       2.9             600,000          6.3
Elmer W. Shannon                      48,943            *                   -            -
Jerry L. Hitt                         28,015            *                   -            -
Kenneth N. May                        33,997            *                   -            -
Jane M. Helmich                      661,825(6)(7)    3.1             600,000          6.3
Bernard F. Leonard                     9,107(3)         *                   -            -
Norbert E. Woodhams                    9,328(3)         *                   -            -
The Capital Group Co., Inc.        1,723,500          8.2                   -            -
Capital Guardian Trust Co.         1,702,500          8.1                   -            -
The Crabbe Hudson Group, Inc.      1,143,000          5.5                   -            -
All directors and officers
as a group (11 persons)           11,131,944         36.5           9,600,000         99.9
--------------------------------------------------------------------------------------------------------

*  Less than 1 percent of the outstanding shares of the Company's Class A common stock.

Footnotes to Principal Stockholders' Table

(1) Calculated based on 20,967,054 shares of Class A common stock outstanding and 9,602,372 shares of Class B common stock outstanding as of December 1, 1997. However, for purposes of computing the beneficial ownership of any individual, it was assumed that such individual had exercised all options and/or made all conversions by which that individual had the right, within the 60 days following November 18, 1997, to acquire shares of Class A common stock. The group total similarly assumes that all directors and officers had exercised their options and/or made conversions for shares of Class A common stock.

(2) James T. Hudson holds 65,028 shares of Class A common stock in his own name. He has rights under revocable proxies to vote 1,100,000 shares of Class A common stock, which are held in blocks of 650,000 by Charles B. Jurgensmeyer and 450,000 by a third party no longer affiliated with the Company. Mr. Hudson's wife holds 1,500 shares of Class A common stock in her own name. Because of the revocable proxies and Mrs. Hudson's stock ownership, Mr. Hudson is considered beneficially to own 1,101,500 shares of Class A common stock. Mr. Hudson has disclaimed beneficial ownership of those shares. Mr. Hudson also holds a total of 7,650,000 shares of Class B common stock, which may be converted at any time into a like number of shares of Class A common stock, and is thus considered to own the shares of Class A common stock into which his shares of Class B common stock may be converted.

(3) Includes shares of Class A common stock that the named individual may acquire within the next 60 days by exercise of stock options, in the following amounts: Bernard F. Leonard, 4,000; and Norbert E. Woodhams, 4,000.

(4) James T. Hudson holds 7,650,000 shares of Class B common stock in his own name. In addition, Mr. Hudson has rights under revocable proxies to vote another 1,950,000 shares, which are held in blocks of 600,000 each by James R. Hudson and Jane M. Helmich, and 750,000 shares by Michael T. Hudson, and thus is considered a beneficial owner of those shares. James
T. Hudson cannot convert those shares of Class B common stock to Class A common stock and, therefore, such shares are not attributed to him as Class A common stock. Mr. Hudson has disclaimed beneficial ownership of the shares for which he holds revocable proxies.

(5) Michael T. Hudson holds 43,928 shares of Class A common stock in his own name and 450 shares of Class A common stock jointly with his children. In addition, Mr. Hudson holds 750,000 shares of Class B common stock, which may be converted at any time into a like number of shares of Class A common stock. Mr. Hudson is thus considered beneficially to own the shares of Class A common stock into which his shares of Class B common stock may be converted.

(6)  James R. Hudson and Jane M. Helmich each hold 600,000 shares of
Class B common stock, which may be converted at any time into a like number of shares of Class A common stock. Mr. Hudson and Ms. Helmich are thus considered beneficially to own the shares of Class A common stock into which their shares of Class B common stock may be converted.

(7) Jane M. Helmich holds 450 shares of Class A common stock as custodian for a minor child, and Ms. Helmich's husband holds 61,375 shares of Class A common stock in his own name. Because of the custodianship and Mr. Helmich's stock ownership, Ms. Helmich is considered beneficially to own 61,825 shares of Class A common stock.

(8) Charles B. Jurgensmeyer's wife holds 3,000 shares of Class A common stock in her own name. Because of Ms. Jurgensmeyer's stock ownership, Mr. Jurgensmeyer is considered beneficially to own 3,000 shares of Class A common stock.

(9) According to a Schedule 13G dated February 12, 1997, The Capital Group Companies, Inc. may be deemed to beneficially own 1,723,400 shares of Class a common stock, of which 1,702,500 shares of Class A common stock are beneficially owned by its wholly-owned subsidiary Capital Guardian Trust Company. The address for each is 333 South Hope Street, Los Angeles, California 90071.

(10) According to a Schedule 13G dated April 17, 1997, The Crabbe Hudson Group, Inc. expressly disclaims beneficial ownership of the shares of Class A common stock. Its address is 121 SW Morrison, Suite 1400, Portland, Oregon 97204.

On September 4, 1997, James T. Hudson entered into a Stock Voting
Agreement ("Voting Agreement") with Tyson. The Voting Agreement states that Mr. Hudson will vote all shares of Class A and Class B common stock owned by him, to approve and adopt the Merger Agreement. The Voting Agreement will terminate on the earlier of : 1) the effective date of the merger or 2) the termination of the Merger Agreement in accordance with its terms. The Merger Agreement may be terminated under certain circumstances, including: 1) by either Tyson or the Company if the merger has not been consummated on or before February 28, 1998 and (2) by the Company if the Board of Directors of the Company reasonably determines, based on certain specified standards, that a written, unsolicited proposal or offer is made for a business combination or similar transaction with the Company which is more favorable to the Company and its stockholders than the merger with Tyson.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
          ----------------------------------------------------

See previous discussion of Compensation Committee Interlocks and Insider Participation.

The Company has entered into grower contracts involving poultry farms owned by certain of its officers and directors. The contracts provide for the placement of Company owned flocks on the farms during the grow-out phase of production. The contracts are identical to those entered into by the Company with non-related parties and are terminable at any time by the Company. In addition to the information previously disclosed for members of the Compensation Committee, the ownership of the farms and the aggregate amounts paid by the Company under grower contracts during fiscal 1997 are as follows: James R. Hudson and Larry E. Helmich (1 farm, joint ownership), $91,000; and Elmer W. Shannon (1 farm), $81,000.

During fiscal 1997, James T. Hudson owned and leased aircraft to the Company at monthly rates ranging from $90,000 to $160,000. Each lease provides that the Company shall be responsible for operating costs, insurance, maintenance and taxes. The Company's Board of Directors has determined that the aircraft lease arrangements are as favorable to the Company as those it could otherwise obtain. Mr. Hudson's total payment from the Company for the aircraft leases was $3,179,000 in fiscal 1997.

The Company has periodically made cash advances to James T. Hudson. Such advances accrue interest at the cost of the Company's short term borrowings plus 0.5 percent. The largest aggregate amount of these advances during fiscal 1997 was $562,900. At September 27, 1997, the balance of these advances totaled $216,700. Additionally, the Company advances premium payments on life insurance policies covering James T. Hudson, Michael T. Hudson, and Charles B. Jurgensmeyer. These premiums will be repaid from the policy proceeds. At September 27, 1997, the balance of such premium payment advances for each individual totaled $10,385,000, $356,000, and $530,000, respectively.

Larry E. Helmich has been an employee of the Company since 1979. For fiscal 1997, Mr. Helmich received salary and bonus totaling $266,800. Mr. Helmich served as a member of the Board of Directors from July 1985 until December 1985, and continues to serve as the General Manager of the Company's integrated broiler complex in Noel, Missouri. Mr. Helmich is the husband of Jane M. Helmich, the son-in-law of James T. Hudson and the brother-in-law of Michael T. Hudson and James R. Hudson.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a) Documents filed as a part of this report.

     1. Financial statements

        Description                                                     Page
        -----------                                                     ----

        Report of Independent Accountants                                 17
        Consolidated Statement of Operations                              18
        Consolidated Balance Sheet                                        19
        Consolidated Statement of Cash Flows                              20
        Notes to Consolidated Financial Statements                        21-29

     2. Financial statement schedules
        -----------------------------

        Schedule No.   Description
        ------------   -----------
             II        Valuation and Qualifying Accounts                  47

     3. Exhibits required by Item 601 of Regulation S-K
        -----------------------------------------------

        Exhibit No     Description
        ----------     -----------
             2         Agreement and Plan of Merger among Tyson Foods,
                       Inc., HFI Acquisition Sub Inc. and Hudson Foods,
                       Inc. dated as of September 4, 1997.(8)

             3a        Restated certificate of incorporation of Hudson
                       Foods, Inc.(1)

             3b Restated by-laws of Hudson Foods, Inc., as amended to date(2)

             4a Restated certificate of incorporation of Hudson Foods, Inc., Section 4(1)

             9a        Form of revocable proxy held by James T.
                       Hudson(1)

             9b Stock Voting Agreement between James T. Hudson and Tyson dated as of September 4, 1997(8)

             10a       Amended and Restated 1985 Stock Option Plan(3)

             10b       Form of Hudson Foods Stock Option Agreement(4)

             10c       Form of Hudson Farms Turkey Growing Contract(4)

             10d       Form of Hudson Farms Broiler Growing Contract(4)

             10e Revolving Credit Agreement by and among Hudson Foods, Inc., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
                       Nederland," New York Branch, Bank of America
                       National Trust and Savings Association,
                       NationsBank of Texas, National Association,
                       Caisse Nationale De Credit Agricole, "Credit
                       Agricole," Harris Trust and Savings Bank,
                       SunTrust Bank, Atlanta, Boatmen's First National Bank of Kansas City and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., "Rabobank
                       Nederland," New York Branch, as Agent and
                       NationsBank of Texas, N.A., as documentation agent, dated as of April 30, 1996(9)

             10f Hudson Foods, Inc. Note Purchase Agreement dated as of May 18, 1994, $50,000,000 Fixed Rate Senior Notes, Guaranteed by Hudson Farms, Inc.(5)

             10g       Purchase and Supply Agreement (Amended and
                       Restated), dated April 1, 1996 between Hudson Foods, Inc. and Boston Chicken, Inc.(6)

             10h Supplier Agreement, dated April 26, 1994, between Hudson Foods, Inc. and Restaurant
                       Services, Inc., as purchasing agent for the Burger King System.(7)

             10i Hudson Foods, Inc. Note Purchase Agreement dated December 28, 1995, $55,000,000, 6.69%
                       Senior Notes due December 28, 2005(9)

             10j Hudson Foods, Inc. Note Purchase Agreement dated March 22, 1996, $50,000,000, 6.63% Senior
                       Notes Due March 22, 2006(9)

             10k       Hudson Foods, Inc. 1996 Stock Option Plan (9)

             10l Hudson Foods, Inc. Note Purchase Agreement dated December 6, 1996, $50,000,000, 6.97% Senior Notes
                       Due December 6, 2006(10)

             11        Computation of Earnings Per Share                  48

             21        Subsidiaries of Hudson Foods, Inc.                 49

             23        Consent of Independent Accountants                 50

             27        Financial Data Schedule                            51

(b) Reports on Form 8-K

    1)  8-K filed on July 11, 1997, International reorganization charge.
    2) 8-K filed on August 22, 1997, Ground Beef Recall from Columbus, NE beef plant.
    3) 8-K filed on August 29, 1997, Loss of beef sales to Burger King; IBP to buy Columbus, NE beef plant.
    4)  8-K filed on September 8, 1997, Tyson and Hudson Foods, Inc.
        to merge.

------------
(1) Incorporated by reference from Hudson Foods, Inc. Form S-4 Registration Statement No. 33-15274, as amended, filed with the Securities and Exchange Commission on June 23, 1987.

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

(6) Incorporated by reference from Hudson Foods, Inc., Form 10-Q for the quarterly period ended March 30, 1996, filed with the Securities and Exchange Commission on June 25, 1996.

(7) Incorporated by reference from Hudson Foods, Inc., Form 8-K Current Report dated October 13, 1994, filed with the Securities and Exchange Commission on October 13, 1994.

(8) Incorporated by reference from James T. Hudson, Schedule 13D, filed with the Securities and Exchange Commission on September 12, 1997.

(9) Incorporated by reference from Hudson Foods, Inc., Form 10-K as of September 28, 1996, filed with the Securities and Exchange Commission on December 18, 1996.

(10) Incorporated by reference from Hudson Foods, Inc., Form 10-Q as of December 28, 1996, filed with the Securities and Exchange Commission on January 29, 1997.


SIGNATURES
----------
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HUDSON FOODS, INC.

        December 8, 1997              By /s/ James T. Hudson
                                        ----------------------------------
                                         James T. Hudson
                                         Chairman of the Board and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        December 8, 1997         By /s/ James T. Hudson
                                   ----------------------------------
                                    James T. Hudson
                                    Chairman of the Board and Director

        December 8, 1997         By /s/ Michael T. Hudson
                                   ----------------------------------
                                    Michael T. Hudson
                                    President, Chief Executive Officer
                                      and Director

        December 8, 1997         By /s/ Charles B. Jurgensmeyer
                                   ----------------------------------
                                    Charles B. Jurgensmeyer
                                    Chief Financial Officer,
                                    Executive Vice President and Director

        December 8, 1997         By /s/ James R. Hudson
                                   ----------------------------------
                                    James R. Hudson
                                    Vice President-Director of Transportation
                                      and Director

        December 8, 1997         By /s/ Jane M. Helmich
                                   ----------------------------------
                                    Jane M. Helmich
                                    Director

        December 8, 1997         By
                                   ----------------------------------
                                    Elmer W. Shannon
                                    Director

        December 8, 1997         By
                                   ----------------------------------
                                    Jerry L. Hitt
                                    Director

        December 8 , 1997        By
                                   ----------------------------------
                                    Kenneth N. May
                                    Director


                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Hudson Foods, Inc.

Our report on the consolidated financial statements of Hudson Foods, Inc. and subsidiaries is included on page 17 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 47 of this form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
November 10, 1997


                    HUDSON FOODS, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        For the Three Years in the Period Ended September 27, 1997
                          (Dollars in Thousands)

     Column A                           Column B           Column C           Column D          Column E
------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                       Balance at   Charged to    Charged to                   Balance at
                                        beginning   costs and       other                        end of
    Description                        of period     expenses      accounts    Write Offs        period
------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended September 27, 1997          $1,863        $4,641        $16(1)        $(667)        $5,853
                                       ---------------------------------------------------------------------------

Year ended September 28, 1996          $1,775          $563        $24(1)        $(499)        $1,863
                                       ---------------------------------------------------------------------------

Year ended September 30, 1995          $1,463          $707        $16(1)        $(411)        $1,775
                                       ---------------------------------------------------------------------------

(1) Collections of previously charged off amounts.